Form 10-Q
period 2002-03-30
OPTICNET INC
filed 2002-05-14
CIK 1121648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2002 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
         _______________.


                         Commission file number 0-31162
                             O P T I C N E T, I N C.
             (Exact name of Registrant as specified in its charter)


            Delaware                                     94-3368561
------------------------------------        ------------------------------------
    (State of incorporation)                (I.R.S. Employer Identification No.)


                           One Post Street, Suite 2500
                         San Francisco, California 94104
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (415) 956-4477
                         -------------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: $.0001 Par Value; 3,622,770 shares of Voting Common Stock and 2,591,857 shares of Nonvoting Common Stock outstanding as of May 1, 2002.

OPTICNET, INC.  (a development stage company)

INDEX


PART 1.   FINANCIAL INFORMATION PAGE

Item 1.   Financial Statements


                  Condensed  Balance  Sheets--March  30, 2002 and
                  September 29, 2001                                           3

                  Condensed Statements of Operations--Quarter and
                  Six Months ended March 30, 2002 and March 31,
                  2001 and the period from February 23, 2000
                  (inception) to March 30, 2002                                4

                  Condensed Statements of Cash Flows-- Quarter
                  and Six Months ended March 30, 2002 and March
                  31, 2001 and the period from February 23, 2000
                  (inception) to March 30, 2002                                5

                  Notes to Condensed Financial Statements--
                  March 30, 2002                                               6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           12


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 6.   Exhibits and Reports on Form 8-K                                    13

                  (a) Exhibits

                  (b) Reports on Form 8-K

          SIGNATURES                                                          16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICNET, INC.  (a development stage company)
CONDENSED BALANCE SHEETS


                                                   March 30,      September 29,
                                                     2002             2001
                                                 (Unaudited)    (See note below)
                                                 -----------    ----------------
ASSETS
Cash and cash equivalents                        $   106,834      $   828,489
Trade receivables, net                                  --             99,720
Inventories                                          108,851             --
Other current assets                                  57,535           80,631
                                                 -----------      -----------
  Total current assets                               273,220        1,008,840

Property and equipment, net                           13,293           17,984
Other assets                                          22,025           22,025
                                                 -----------      -----------
                                                 $   308,538      $ 1,048,849
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                 $   282,399      $   132,574
Accrued expenses and other liabilities               439,127          349,174
Note payable to related party                      2,656,338        1,166,608
                                                 -----------      -----------
  Total current liabilities                        3,377,864        1,648,356

Other liabilities                                     21,600           14,670
Stockholders' deficit                             (3,090,926)        (614,177)
                                                 -----------      -----------

                                                 $   308,538      $ 1,048,849
                                                 ===========      ===========


Note: The balance sheet at September 29, 2001 has been derived from the audited balance sheet at that date.


See notes to condensed financial statements.

OPTICNET, INC.  (a development stage company)
CONDENSED STATEMENTS OF OPERATIONS


(Unaudited)                                                 Quarter Ended                   Six Months Ended
                                                    ----------------------------      ----------------------------
                                                                                                                        Period from
                                                                                                                         February
                                                                                                                          23, 2000
                                                                                                                      (inception) to
                                                     March 30,         March 31,        March 30,       March 31,         March 30,
                                                        2002             2001             2002            2001             2002
                                                    -----------      -----------      -----------      -----------      -----------
Revenues                                            $      --        $   325,000      $    87,500      $   325,000      $   586,500
Cost of revenues                                           --            195,000           43,752          195,000          303,392
                                                    -----------      -----------      -----------      -----------      -----------
Gross margin                                               --            130,000           43,748          130,000          283,108

Selling, general and administrative
  expenses                                              479,526          188,494          767,868          206,916        1,651,637
Research and development expenses                     1,256,733          111,686        1,720,299          286,013        2,793,815
                                                    -----------      -----------      -----------      -----------      -----------
Loss from operations                                 (1,736,259)        (170,180)      (2,444,419)        (362,929)      (4,162,344)

Interest expense                                         25,787             --             44,567             --             68,419
Other income (expense)                                   (5,725)          12,188            3,275           28,909           64,551
                                                    -----------      -----------      -----------      -----------      -----------
Net loss accumulated in the
  development stage                                 $(1,767,771)     $  (157,992)     $(2,485,711)     $  (334,020)     $(4,166,212)
                                                    ===========      ===========      ===========      ===========      ===========


                                                Basic and Diluted Net Loss per Share

Basic and diluted net loss per share                $     (0.32)     $     (0.03)     $     (0.45)     $     (0.07)     $     (1.08)
                                                    ===========      ===========      ===========      ===========      ===========


Weighted average shares used in
  computation of basic and diluted
  loss per share                                      5,539,735        4,904,184        5,486,573        4,783,739        3,865,398
                                                    ===========      ===========      ===========      ===========      ===========


See notes to condensed financial statements.

                                                                                                                        Page 4 of 16

OPTICNET, INC.  (a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                   Quarter Ended               Six Months Ended
                                                            --------------------------    --------------------------
                                                                                                                       Period from
                                                                                                                        February 23,
                                                                                                                            2000
                                                                                                                      (inception) to
                                                             March 30,       March 31,     March 30,      March 31,       March 30,
                                                               2002            2001          2002           2001            2002
                                                            -----------    -----------    -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                    $(1,767,771)   $  (157,992)   $(2,485,711)   $  (334,020)   $(4,166,212)

Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
   Depreciation and amortization                                  6,390             21         14,269          4,811         30,858
   Other                                                        409,446        (76,773)       260,673        404,853        576,740
                                                            -----------    -----------    -----------    -----------    -----------
Net cash provided (used) by operating activities             (1,351,935)      (234,744)    (2,210,769)        75,644     (3,558,614)

Cash flows from investing activities:
  Purchase of property and equipment                               --           (6,339)        (1,158)       (13,486)       (22,406)
  Other                                                            --           16,972           --          (20,237)       (22,025)
                                                            -----------    -----------    -----------    -----------    -----------
Net cash provided (used) by investing activities                   --           10,633         (1,158)       (33,723)       (44,431)

Cash flows from financing activities:
  Proceeds from borrowing on line of credit
    from related party                                          927,334           --        1,489,730           --        2,820,331
  Principal payments on line of credit from
    related party                                                  --             --             --             --         (163,993)
  Proceeds from issuance of convertible preferred stock            --             --             --             --        1,000,000
  Proceeds from issuance of common stock                            542          8,000            542          8,000         53,541
                                                            -----------    -----------    -----------    -----------    -----------
Net cash provided by financing activities                       927,876          8,000      1,490,272          8,000      3,709,879
                                                            -----------    -----------    -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents           (424,059)      (216,111)      (721,655)        49,921        106,834
Cash and cash equivalents at beginning of period                530,893      1,278,835        828,489      1,012,803           --
                                                            -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents at end of period                  $   106,834    $ 1,062,724    $   106,834    $ 1,062,724    $   106,834
                                                            ===========    ===========    ===========    ===========    ===========

See notes to condensed financial statements.

                                                                                                                        Page 5 of 16

OPTICNET, INC.  (a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 28, 2002. For further information, refer to the financial statements and footnotes thereto in the Company's registration statement on Form 10, as amended April 25, 2002.

OpticNet, Inc. ("OpticNet" or the "Company") was incorporated on February 23, 2000 in the State of Delaware, as a majority owned subsidiary of BEI Technologies, Inc. ("BEI Technologies"). From its inception (February 23, 2000) through December 31, 2000, OpticNet operated as a controlled subsidiary of BEI Technologies. BEI Technologies accumulated the costs associated with OpticNet's operation in the period from February 23, 2000 through December 31, 2000 including all expenses directly attributable to OpticNet and an allocation of the costs of facilities, salaries and employee benefits based on relative headcount. These allocations were based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if OpticNet had been operated on a stand-alone basis during this period.

As of October 30, 2000, BEI Technologies distributed 3,578,387 shares in OpticNet to BEI Technologies' stockholders (the "Distribution"), substantially all of the Company's voting common stock held by BEI Technologies. In the Distribution, each holder of record of BEI Technologies common stock as of October 30, 2000 received one share of OpticNet voting common stock for every two shares of BEI Technologies common stock held, and cash in lieu of any fractional share of OpticNet common stock. After the Distribution, BEI Technologies continued to hold securities of the Company in the form of convertible preferred and voting common stock, representing an aggregate direct ownership interest of approximately 25% in the Company.

The principal focus of the Company's business is to develop, manufacture and market fiber optic components and subsystems for the telecommunications market.

OpticNet's primary activities since inception have been devoted to developing its product offerings and related technologies, recruiting key management and technical personnel and raising capital to fund operations. OpticNet has not recognized significant revenues since inception. All revenue recognized to date relates to engineering agreements funded by unaffiliated customers. As a result, the accompanying financial statements are presented in accordance with Financial Accounting Statement ("FAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

OpticNet's  operations  are  subject  to  significant  risks and  uncertainties, including competitive, financial, developmental, operational, growth and expansion, technological, regulatory and other risks associated with an emerging business.

These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $4.2 million at March 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management and the Company's board of directors made a decision in March 2002 to reduce the level of incremental spending for research and development and to reduce operations to a level that will solely support the current customer base. The Company is actively seeking additional funding but the decision to reduce operations was made based on the inability to obtain additional funding from unaffiliated investors at this time.

Use of Estimates

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates. Results may differ from these estimates due to actual outcomes being different from those on which the Company based its assumptions.

Allowance for Doubtful Accounts

The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts based upon historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within management's expectations, there can be no assurance that the Company will continue to experience the same relative level of credit losses that it has in the past. In addition, the Company's revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of the Company's accounts receivable and future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If, at the time revenue is recognized, the Company determines that collection of a receivable is not reasonably assured, the revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

Revenue Recognition

The Company has not recognized revenue from commercial product sales to date. All revenue recognized to date consisted of engineering work performed under engineering agreements with unaffiliated customers. Revenue for this engineering work is recognized based on customer acknowledgement of the achievement of milestones in the engineering agreement. Payments, if any, for prototype deliveries to customers by the Company are accounted for as an offset against research and development expense as described below.

Research and Development Expense

The Company's products are highly technical in nature and require a significant level of research and development effort. Research and development costs are charged to expense as incurred in accordance with FAS No. 2, "Accounting for Research and Development Costs." No prototype units were delivered during the quarters ended March 30, 2002 and March 31, 2001, thus no payments or receivables for prototype deliveries were offset against research and development expense in the statements of operations for the periods indicated.


NOTE 2. TRANSACTIONS WITH RELATED PARTIES

On October 6, 2000, the Company and BEI Technologies entered into a Technology Transfer and Distribution Agreement (the "Distribution Agreement") whereby BEI Technologies contributed to the Company certain assets and intellectual property related to the fiber optic components technology developed by BEI Technologies and

BEI Technologies' majority-owned subsidiary, SiTek, Inc. ("SiTek") in exchange for 3,616,000 shares of the Company's common stock. BEI Technologies later distributed 3,578,387 of these shares to its stockholders on November 21, 2000 in connection with the Company's separation from BEI Technologies.

In connection with the Distribution Agreement, on October 6, 2000, the Company and SiTek entered into a License and Technical Assistance Agreement whereby Sitek agreed to license certain technology to the Company, assist the Company in certain research and development efforts following the Distribution and also fabricate and supply certain components utilized in the Company's products. Further, Sitek granted to the Company a perpetual, royalty free, worldwide, exclusive license to develop, make, use and sell products within the field of telecommunications data transmission utilizing technology now possessed or later developed by SiTek, and the Company has granted to SiTek a corresponding perpetual, royalty free, worldwide, exclusive license to develop, make, use and sell products outside of the Company's defined market utilizing technology now possessed or later developed by the Company. This agreement shall continue in effect for five years and automatically renew thereafter for consecutive one-year terms unless either party gives written notice of termination.

On October 27, 2000, the Company and BEI Technologies entered into an InterCompany Services Agreement (the "Services Agreement") whereby BEI Technologies agreed to make available to the Company certain office and facility space, personnel support and supervision, financial and administrative services, record-keeping functions and other assistance, with BEI Technologies being reimbursed for the costs and expenses incurred in connection with the provision of these services to OpticNet. Charges for these services were allocated to the Company based upon usage, headcount and other methods that management believes to be reasonable. These allocations totaled $25,000 for the each of the quarters ended March 30, 2002 and March 31, 2001.

The Services Agreement further provided for a line of credit from BEI Technologies to the Company for up to $2.0 million with interest at prime plus 1.5%, expiring on September 28, 2002, unless extended by mutual agreement of the parties. In March 2002, BEI Technologies increased this line of credit by $1.0 million. As of March 30, 2002, the Company had outstanding borrowings totaling approximately $2.7 million on this line of credit. To maintain sufficient liquidity in the future and to fund operations, the Company may need to enter into a new credit agreement in the future with a commercial lender. A new credit line, if available, could include less favorable terms than the existing line of credit agreement with BEI Technologies.

On September 28, 2001 the Company entered into an equipment sublease agreement with BEI Technologies, as lessor, which is subordinate to a master lease agreement entered into by BEI Technologies, as lessee. This equipment under the equipment sublease agreement was valued at approximately $708,000, with an initial lease term of 36 months. Rental payments are on a quarterly basis and are equal to a monthly equivalent rent determined by the Company's level of usage of the equipment, the cost of the equipment and applicable interest.

On December 20, 2001 the Company executed two additional equipment lease schedules under the Company's equipment sublease arrangement with BEI Technologies. This additional equipment under the equipment sublease agreement was valued at approximately $3.5 million, with an initial lease term of 36 months. Rental payments are on a quarterly basis and are equal to a monthly equivalent rent determined by the Company's level of usage of the equipment, the cost of the equipment and applicable interest.

On March 28, 2002 the Company executed an additional equipment lease schedule under the Company's equipment sublease arrangement with BEI Technologies. This additional equipment under the equipment sublease agreement was valued at approximately $2.8 million, with an initial lease term of 36 months. Rental payments are on a quarterly basis and are equal to a monthly equivalent rent determined by the Company's level of usage of the equipment, the cost of the equipment and applicable interest.

The Company leases 15,571 square feet of office and manufacturing facilities used for research and development and manufacturing activities in Hayward, California from BEI Technologies under a sublease agreement entered into in October 2001, for an initial term expiring December 2005. The average annual rental payment under the sublease agreement is approximately $220,000.

As of March 30, 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs. The Company agreed with BEI Technologies that this reduction in operations includes lower usage of the subleased facilities and equipment described above.

All of the arrangements outlined above were negotiated by related parties and may not represent transactions at arms length and the Company may not be able to obtain terms as favorable with third parties if and when the arrangements with BEI Technologies come to an end.


NOTE 3. NOTE PAYABLE TO RELATED PARTY

During fiscal 2001, the Company entered into a line of credit agreement with BEI Technologies, a minority investor. Borrowings outstanding on the line of credit were as follows:

                                                   March 30,          March 31,
                                                     2002               2001
                                                  ----------         ----------
Unsecured revolving promissory note from BEI
Technologies due 9/28/02, at a rate of prime
plus 1.5%; 6.3% and 9.5% at March 30, 2002
and March 31, 2001, respectively)                 $2,656,338         $    --
                                                  ----------         ----------
                                                  $2,656,338         $    --
                                                  ==========         ==========


No interest was paid during the quarter ended March 30, 2002 or in the quarter ended March 31, 2001. Accrued interest expense was approximately $68,000 at March 30, 2002. No interest expense was accrued at March 31, 2001.


NOTE 4. CONTINGENCIES AND LITIGATION

The Company may be subject to various legal actions arising in the normal course of business from time to time. As of March 30, 2002, the Company had no legal actions pending.


NOTE 5. SUBSEQUENT EVENT

In April 2002, the Company underwent a reduction in force resulting in eight individuals departing employment with the Company, including engineering, manufacturing and marketing personnel. Severance pay for affected persons was per Company policy, including cash payment and the acceleration of the vesting of options for certain affected individuals. Total cash costs related to the reduction in force of approximately $86,000 are expected to be recorded in the fiscal quarter ending June 29, 2002.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10, as amended April 25, 2002, in particular, within the "Risk Factors" section thereof.

Critical Accounting Policy and the Use of Estimates

Management's discussion and analysis of financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company reviews the accounting policies used in reporting its financial results on a regular basis. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates. Results may differ from these estimates due to actual outcomes being different from those on which the Company based its assumptions. The Company believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its financial statements.

Allowance for Doubtful Accounts

The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts based upon historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within management's expectations, there can be no assurance that the Company will continue to experience the same relative level of credit losses that it has in the past. In addition, the Company's revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of the Company's accounts receivable and future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If, at the time revenue is recognized, the Company determines that collection of a receivable is not reasonably assured, the revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue using the guidance from SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Under these guidelines, revenue recognition is deferred on transactions where (i) persuasive evidence of an arrangement does not exist, (ii) revenue recognition is contingent upon performance of one or more obligations of the Company, (iii) the price is not fixed or determinable or (iv) payment is not reasonably assured.

To date, the Company has not recognized revenue related to non-prototype product offerings. All revenue recognized to date consisted of engineering work performed under engineering agreements with unaffiliated customers. Revenue for this engineering work is recognized based on customer acknowledgement of the achievement of milestones in the engineering agreement.

Research and Development Expense

The Company's products are highly technical in nature and require a significant level of research and development effort. Research and development costs are charged to expense as incurred in accordance with FAS No. 2, "Accounting for Research and Development Costs." Payments and receivables recorded from customers for the delivery under contracts of prototype units are offset against research and development expense in the statements of operations.

Quarters ended March 30, 2002 and March 31, 2001

There were no revenues or prototype product deliveries during the second quarter of fiscal 2002. Revenues during the second quarter of fiscal 2001 were $325,000, reflecting work performed under an engineering agreement with one unaffiliated customer. In addition, during the second quarter of fiscal 2001 the Company recorded payments or receivables for deliveries of prototype products to one unaffiliated customer, accounted for as an offset against research and development expense.

There was no cost of revenues in the second quarter of fiscal 2002. In the second quarter of fiscal 2001, cost of revenues as a percentage of revenues was 60%, resulting in gross profit of $130,000. Cost of revenues includes salaries, materials and production overhead.

Selling, general and administrative expenses in the second quarter of fiscal 2002 increased approximately $291,000 from $189,000 in the same quarter of the prior fiscal year to $480,000. The increase was primarily due to increased professional, consulting and legal fees of approximately $158,000, as well as increased direct employee compensation expense and related benefits of approximately $100,000. The remaining increase was due to travel, facility rent and other costs. Selling, general and administrative expenses included payments made to BEI Technologies for various accounting, human resources and other administrative services provided by BEI Technologies pursuant to the Services Agreement between the two companies. These payments during the second quarter of both fiscal 2002 and 2001 totaled $25,000. The cost of these services was established at $25,000 per fiscal quarter based upon square footage, headcount, usage and other methods management believes to be reasonable.

Research and development expenses in the second quarter of fiscal 2002 increased approximately $1,145,000 from $112,000 in the same quarter of the prior fiscal year to $1,257,000. The increase was primarily due to increased gross costs for facility rent and operations of approximately $419,000, as well as increased gross costs for direct employee compensation expense and related benefits of approximately $334,000, and increased gross costs for materials and supplies of approximately $197,000. The remaining increase was due to gross costs for professional fees, travel and other expenses.

Interest expense was approximately $26,000 in the second quarter of fiscal 2002 due to the outstanding balance and additional borrowings during the quarter on the Company's line of credit agreement with BEI Technologies. No interest expense was incurred during the second quarter of fiscal 2001 because the Company did not borrow any amounts on the line of credit with BEI Technologies during that time.

Six Months ended March 30, 2002 and March 31, 2001

Revenues during the first six months of fiscal 2002 reflected work performed under engineering agreements with two unaffiliated customers and decreased approximately $237,000 to $88,000 from $325,000 during the same period in fiscal 2001. The decrease is due to the slow down of demand for new telecommunications equipment components compared to prior periods. In addition, during the first six months of fiscal 2002, the Company recorded payments or receivables for deliveries of prototype products to two unaffiliated customers, accounted for as an offset against research and development expense.

Cost of revenues as a percentage of revenues in the first six months of fiscal 2002 decreased 10 percentage points to 50% from 60% in the comparable period of fiscal 2001. The decrease is due to slightly lower direct costs on engineering agreements in the current period.

Selling, general and administrative expenses during the first six months of fiscal 2002 increased approximately $561,000 from $207,000 in the comparable period of the prior fiscal year to $768,000. The increase was primarily due to increased professional, consulting and legal fees of approximately $354,000, as well as increased direct employee compensation expense and related benefits of approximately $140,000. The remaining increase was due to facility rent, travel and other costs. Selling, general and administrative expenses included payments made to BEI Technologies for various accounting, human resources and other administrative services provided by BEI Technologies pursuant to the Services Agreement between the two companies. These payments during the first six months of fiscal 2002 and 2001 were $50,000 and $25,000, respectively. The cost of these services was established at $25,000 per fiscal quarter at the time of entrance into the Services Agreement based upon square footage, headcount, usage and other methods management believes to be reasonable.

Research and development expenses during the first six months of fiscal 2002 increased approximately $1,434,000 from $286,000 in the comparable period of the prior fiscal year to $1,720,000. The increase was primarily due to increased gross costs for direct employee compensation expense and related benefits of approximately $605,000, as well as increased gross costs for facility rent and operations of approximately $560,000, and increased gross costs for materials and supplies of approximately $254,000. The remaining increase was due to gross costs for professional fees, travel and other costs.

Interest expense was approximately $45,000 in the first six months of fiscal 2002 due to the outstanding balance and additional borrowings during the period on the Company's line of credit agreement with BEI Technologies. No interest expense was incurred during the comparable period of fiscal 2001 because the Company did not borrow any amounts on the line of credit with BEI Technologies during that time.

Liquidity and Capital Resources

During the first six months of fiscal 2002, total cash used by operations was approximately $2,211,000. Cash provided by operations included the positive impact of non-cash charges from bad debt expense, and depreciation and amortization of $57,000 and $14,000, respectively. In addition, positive impacts to cash resources resulted from decreases in other current assets and trade receivables of $44,000 and $43,000, respectively, as well as increases in trade accounts payable, accrued expenses and other liabilities and deferred rent of $150,000, $90,000 and $7,000, respectively. These cash inflows were offset by a net loss of $2,486,000, as well as increases in inventory and prepaid expenses of $109,000 and $21,000, respectively.

Cash used by investing activities during the first six months of fiscal 2002 consisted of a purchase of $1,000 in capital equipment. In addition, during the first six months of fiscal 2002 the Company financed equipment with a value of approximately $6.3 million and an initial lease term of three years under the equipment sublease arrangement with BEI Technologies. The subleased equipment is in addition to the approximately $708,000 of equipment subleased as of fiscal 2001 year end. Rent expense related to this equipment totaled approximately $340,000 and $59,000 during the second and first quarters, respectively, of fiscal 2002. Beginning in the third quarter of fiscal 2002, the Company intends to reduce operations due to its inability to obtain additional financing from unaffiliated investors at this time. Thus, due to reduced usage now expected on the subleased equipment, past rent expense on the subleases is not necessarily indicative of future results. Transactions with BEI Technologies, a minority investor and the Company's former parent company, are not necessarily on an arms-length basis and the Company may receive more favorable terms under these arrangements than it would from an unrelated third party.

Cash provided by financing activities during the first six months of fiscal 2002 consisted of proceeds of $1,490,000 from borrowings on the Company's note payable to BEI Technologies under its related party line of credit arrangement. The borrowings were used to fund daily operations, capital investments and product development. In March 2002, BEI Technologies increased this line of credit by $1.0 million.

The Company anticipates incurring substantial additional losses over at least the next several years. Since inception, the Company has incurred recurring operating losses and negative cash flows from operations. As of March 30, 2002, the Company had an accumulated deficit of $4.2 million. As of that date, the Company's management was advised that further debt financing would not be provided by BEI Technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has been in recent discussions with BEI Technologies and other prospective outside investors to obtain additional equity financing, however it can offer no assurances an investment by outside investors will be accomplished in the near future, if at all. The Company does not believe it possesses sufficient financing for the remainder of its 2002 fiscal year unless it obtains additional financing during the current fiscal year. In March 2002, management and the Company's board of directors decided to reduce the level of incremental spending by the Company for research and development and to reduce operations to a level that will solely support the current customer base. The Company is actively seeking additional funding but the decision to reduce operations was made based on the inability to obtain additional investor funding at this time.

The Company had no material capital commitments at March 30, 2002.

Recent developments

In April 2002, the Company underwent a reduction in force resulting in eight individuals departing employment with the Company, including engineering, manufacturing and marketing personnel. Severance pay for affected persons was per Company policy, including cash payment and the acceleration of the vesting of options for certain affected individuals. Total cash costs related to the reduction in force of approximately $86,000 are expected to be recorded in the fiscal quarter ending June 29, 2002.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company was incorporated in February 2000 and commenced independent operations in November 2000. The Company has not yet generated revenues from sales of its products but only from engineering work performed for three customers to date. The Company expects to incur net losses for the foreseeable future. The Company may never achieve profitability and may not succeed as a going concern and its independent auditor has included a statement to this effect in their most recently issued audit report.

The Company believes that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company's Form 10, as amended April 25, 2002, under the heading corresponding to that set forth above. The Company's exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as a portion of the Company's cash equivalents are in short-term debt securities issued by corporations. The Company's cash equivalents are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company's short-term investments, the Company believes that it is not subject to any material market risk exposure. The Company does not have any foreign currency or other derivative financial instruments.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended March 30, 2002, the stockholders of the Company approved by an action by written consent an amendment to the Company's certificate of incorporation to (i) increase the aggregate authorized shares of the Company's capital stock to 50 million shares from the previously authorized aggregate of 40 million; (ii) increase the number of shares designated as preferred stock to an aggregate of 22 million shares from the previously designated aggregate of 7 million shares; and (iii) increase the number of shares designated as voting common stock to an aggregate of 45 million shares from the previously designated aggregate of 35 million shares. The amendment to the Company's certificate of incorporation was approved by a simple majority of the stockholders of the Company entitled to vote on the amendment. None of the newly authorized shares were issued.

OPTICNET, INC.   (a development stage company)


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Listing of Exhibits

       Exhibit Numbers              Description                                                      Footnote
       ---------------              -----------                                                      --------
           2.1                      Technology  Transfer and Distribution  Agreement  between BEI
                                    Technologies, Inc. and the registrant                                i

           3.1                      Amended and Restated Certificate of Incorporation                   ii

           3.2                      Bylaws                                                               i

           4.1                      Specimen Voting Common Stock certificate                             i

           4.2                      Bylaws (see Exhibit 3.2)                                             i

           4.3                      Amendment to Preferred Stock Purchase  Agreement  between BEI
                                    Technologies, Inc. and the registrant                                i

          10.1                      InterCompany  Agreement  between BEI  Technologies,  Inc. and
                                    the registrant                                                       i

          10.2                      License  and  Technical   Assistance  Agreement  between  BEI
                                    Technologies, Inc. and the registrant                                i

          10.3                      Sublease  Agreement  between BEI  Technologies,  Inc. and the
                                    registrant                                                          ii

          10.4                      Equipment Sublease Agreement between BEI Technologies, Inc.
                                    and the registrant                                                   i

          10.5                      Amended  and  Restate  2000  Equity  Incentive  Plan  of  the
                                    registrant                                                           i

          10.6                      Form of option agreement under 2000 Equity Incentive Plan            i

          10.7                      Form   of   Leave   of   Absence   Agreements   between   BEI
                                    Technologies,  Inc. and Certain Named  Executive  Officers of
                                    the registrant                                                       i

          10.8                      Revolving  Line of Credit Note executed by the  registrant in
                                    favor of BEI Technologies, Inc.                                      i

          10.9                      Form  of  Indemnity  Agreement  to be  entered  into  by  the
                                    registrant with each of its directors and executive officers        ii

                                                                                                Page 14 of 16


          10.10                     Consulting   Agreement   between   Danforth  Joslyn  and  the
                                    registrant                                                          ii

          10.11                     Consulting   Agreement   between   Gary  D.  Wrench  and  BEI
                                    Technologies, Inc.                                                 iii

          10.12                     Amendment   No.  1  to  License  and   Technical   Assistance
                                    Agreement between the registrant and SiTek, Inc.                   iii

          99.1                      Preliminary  Information Statement of BEI Technologies,  Inc.
                                    dated September 65, 2000                                             i

          99.2                      Final Information  Statement of BEI Technologies,  Inc. dated
                                    November 17, 2000                                                    i


          (i) Incorporated by reference. Previously filed as an exhibit to the Registrant's Information Statement on Form 10 (file no. 0-31162) as filed on January 25, 2002.

          (ii) Incorporated by reference. Previously filed as an exhibit to Amendment No. 1 to the Registrant's Information Statement on Form 10 (file no. 0-31162) as filed on March 22, 2002.

          (iii) Incorporated by reference. Previously filed as an exhibit to Amendment No. 2 to the Registrant's Information Statement on Form 10 (file no. 0-31162) as filed on April 25, 2002.


                  (b) Reports on Form 8-K

                      No reports on Form 8-K were filed by the Company during the quarter ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2002.



                                                 OpticNet, Inc.

                                                 By: /s/ Gary D. Wrench
                                                     -------------------------
                                                     Gary D. Wrench
                                                     Chief Financial Officer
                                                     (Chief Accounting Officer)