Form 10-Q/A
period 2002-03-30
OPTICNET INC
filed 2002-06-20
CIK 1121648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  AMENDMENT TO
                                    FORM 10-Q

[X] Amendment to quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2002 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________.

                         Commission file number 0-31162
                             O P T I C N E T, I N C.
             (Exact name of Registrant as specified in its charter)

        Delaware                                        94-3368561
------------------------                    ------------------------------------
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


                          Explanatory Note to Amendment

Revised information in this amended report on Form 10-Q for the Registrant's fiscal quarter ended March 30, 2002 is contained solely in the notes to the Company's condensed financial statements under the headings "Note 1. Basis of Presentation" and within Management's Discussion and Analysis of Financial Condition and Results of Operations under the inserted heading "Financing from Related Party" and the headings "Liquidity and Capital Resources" and "Recent Developments." The Company has not undertaken to update any other information in this amended filing from that contained in the Company's report on Form 10-Q for the fiscal quarter ended March 30, 2002 filed May 14, 2002.

OPTICNET, INC.  (a development stage company)

INDEX


PART 1. FINANCIAL INFORMATION                                              PAGE
        ---------------------                                              ----

Item 1. Financial Statements

                  Condensed Balance Sheets--March 30, 2002 and
                  September 29, 2001                                        3

                  Condensed Statements of Operations--Quarter and
                  Six Months ended March 30, 2002 and March 31,
                  2001 and the period from February 23, 2000
                  (inception) to March 30, 2002                             4

                  Condensed Statements of Cash Flows-- Quarter
                  and Six Months ended March 30, 2002 and March
                  31, 2001 and the period from February 23, 2000
                  (inception) to March 30, 2002                             5

                  Notes to Condensed Financial Statements--
                  March 30, 2002                                            6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          10


Item 3. Quantitative and Qualitative Disclosure About Market Risk          15


PART II. OTHER INFORMATION
         -----------------

Item 4. Submission of Matters to a Vote of Security Holders                15


Item 6. Exhibits and Reports on Form 8-K                                   16

              (a)   Exhibits

              (b)   Reports on Form 8-K


        SIGNATURES                                                         18
        ----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICNET, INC. (a development stage company)
CONDENSED BALANCE SHEETS


                                               March 30,     September 29,
                                                  2002            2001
                                              (Unaudited)    (See note below)
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                     $   106,834      $   828,489
Trade receivables, net                               --             99,720
Inventories                                       108,851             --
Other current assets                               57,535           80,631
                                              -----------      -----------
      Total current assets                        273,220        1,008,840

Property and equipment, net                        13,293           17,984
Other assets                                       22,025           22,025
                                              -----------      -----------
                                              $   308,538      $ 1,048,849
                                              ===========      ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                              $   282,399      $   132,574
Accrued expenses and other liabilities            439,127          349,174
Note payable to related party                   2,656,338        1,166,608
                                              -----------      -----------
      Total current liabilities                 3,377,864        1,648,356

Other liabilities                                  21,600           14,670
Stockholders' deficit                          (3,090,926)        (614,177)
                                              -----------      -----------

                                              $   308,538      $ 1,048,849
                                              ===========      ===========

Note: The balance sheet at September 29, 2001 has been derived from the audited balance sheet at that date.

See notes to condensed financial statements.

OPTICNET, INC.  (a development stage company)
CONDENSED STATEMENTS OF OPERATIONS


(Unaudited)                                                   Quarter Ended                Six Months Ended
                                                       ---------------------------     ---------------------------
                                                                                                                        Period from
                                                                                                                        February 23,
                                                                                                                           2000
                                                                                                                      (inception) to
                                                         March 30,       March 31,       March 30,       March 31,        March 30,
                                                           2002            2001            2002            2001            2002
                                                       -----------     -----------     -----------     -----------     -----------
Revenues                                               $      --       $   325,000     $    87,500     $   325,000     $   586,500
Cost of revenues                                              --           195,000          43,752         195,000         303,392
                                                       -----------     -----------     -----------     -----------     -----------
Gross margin                                                  --           130,000          43,748         130,000         283,108
Selling, general and administrative expenses               479,526         188,494         767,868         206,916       1,651,637
Research and development expenses                        1,256,733         111,686       1,720,299         286,013       2,793,815
                                                       -----------     -----------     -----------     -----------     -----------
Loss from operations                                    (1,736,259)       (170,180)     (2,444,419)       (362,929)     (4,162,344)
Interest expense                                            25,787            --            44,567            --            68,419
Other income (expense)                                      (5,725)         12,188           3,275          28,909          64,551
                                                       -----------     -----------     -----------     -----------     -----------
Net loss accumulated in the development stage          $(1,767,771)    $  (157,992)    $(2,485,711)    $  (334,020)    $(4,166,212)
                                                       ===========     ===========     ===========     ===========     ===========


                                                Basic and Diluted Net Loss per Share

Basic and diluted net loss per share                   $     (0.32)    $     (0.03)    $     (0.45)    $     (0.07)    $     (1.08)
                                                       ===========     ===========     ===========     ===========     ===========

Weighted average shares used in computation
  of basic and diluted loss per share                    5,539,735       4,904,184       5,486,573       4,783,739       3,865,398
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

Management and the Company's board of directors made a decision in March 2002 to reduce the level of spending for research and development and equipment and facilities expenditures and to reduce operations to a level that will solely support the current customer base. The decision by the Company to reduce operations was made based on the inability to obtain additional funding from unaffiliated investors at this time. During March 2002, the Company escalated discussions with BEI Technologies regarding an additional investment in the Company by BEI Technologies, which, if consummated, would be expected to provide sufficient funding for scaled back operations for the remainder of the Company's fiscal year 2002. As of the end of the second fiscal quarter, this investment had not been consummated.

Based on cost reduction measures implemented by the Company during the fiscal quarter ended March 30, 2002, additional cost reductions under consideration and discussions with BEI Technologies regarding an additional investment in the Company, management believed the Company would have, provided such steps were taken and negotiations as to an additional investment by BEI Technologies concluded successfully, sufficient financing to maintain reduced operations for the remainder of the current fiscal year. Accordingly, management did not, as of the end of the second 2002 fiscal quarter, determine it necessary to present the Company's financial statements on a liquidation basis.

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

Financing from Related Party

Pursuant to the facilities sublease agreement, equipment sublease agreement and the Services Agreement described above, payments due to BEI Technologies were as follows:


                                        Period from                    Period from                                     Period from
                                        February 23,                   February 23,                                    February 23,
                                            2000                            2000               Quarter Ended                2000
                                       (inception) to    Year ended   (inception) to     -------------------------    (inception) to
                                        September 30,   September 29,  September 29,    December 29,     March 30,       March 30,
                                            2000            2001            2001            2001           2002             2002
                                          --------        --------        --------        --------        --------        --------
                                                                                         (unaudited)                     (unaudited)
Subleases
 Facilities sublease                      $  8,486        $213,569        $222,055        $ 56,553        $ 56,753        $335,361
 Equipment sublease                           --              --              --            59,230         340,435         399,665
                                          --------        --------        --------        --------        --------        --------
Total amounts
  financed under
  subleases                                  8,486         213,569         222,055         115,783         397,188         735,026
Intercompany
 services charges                             --            75,000          75,000          25,000          25,000         125,000
                                          --------        --------        --------        --------        --------        --------
Total payments due                        $  8,486        $288,569        $297,055        $140,783        $422,188        $860,026
                                          ========        ========        ========        ========        ========        ========


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

The Company anticipates incurring substantial additional losses over at least the next several years. Since inception, the Company has incurred recurring operating losses and negative cash flows from operations. As of March 30, 2002, the Company had an accumulated deficit of $4.2 million. As of that date, after extensive discussions with prospective outside investors throughout the Company's second fiscal quarter, management became aware that none of these discussions would result in a near term equity financing for the Company. As of March 30, 2002, the Company was advised by BEI Technologies that, in view of the Company's inability to obtain outside financing to such date and other general indications of investor disaffection with businesses in the telecommunications market, further debt financing would not be provided by BEI Technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As of the end of the Company's March 30, 2002 fiscal quarter, management determined that unless additional financing was obtained, the Company would not have sufficient financing to continue as a going concern for the remainder of its 2002 fiscal year without modifying the Company's business plan and implementing strict cost-cutting measures. In March 2002, management and the Company's board of directors decided to reduce the level of spending by the Company for research and development and facility and equipment expenditures and reduce operations to a level that will solely support the current customer base. Further, during March 2002, the Company escalated discussions with BEI
Technologies regarding an additional investment in the Company by BEI Technologies, which, if consummated, would be expected to provide sufficient funding for scaled back operations for the remainder of the Company's fiscal year 2002. As of the end of the second fiscal quarter, this investment had not been consummated. The Company intends to continue to operate in a scaled back manner until outside financing is available or other prospects are realized by the Company.

Based on cost reduction measures implemented by the Company during the fiscal quarter ended March 30, 2002, additional cost reductions under consideration and discussions with BEI Technologies regarding an additional investment in the Company, management believed the Company would have, provided such steps were taken and negotiations as to an additional investment by BEI Technologies concluded successfully, sufficient financing to maintain reduced operations for the remainder of the current fiscal year. Accordingly, management did not, as of the end of the second 2002 fiscal quarter, determine it necessary to present the Company's financial statements on a liquidation basis.

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

In addition, since the end of the Company's March 30, 2002 fiscal quarter, management and the Company's board of directors have been considering other cost reduction measures. Such cost reduction measures could include engagement on a project or temporary basis of Company engineers and technicians and other skilled personnel by a subsidiary of BEI Technologies. Such persons would work on projects non-competitive with the Company. A temporary redeployment of personnel would be intended to preserve essential know-how and access to key personnel for the Company while alleviating operating costs. Further, since the end of the

Company's March 30, 2002 fiscal quarter, the Company has continued to engage in extensive discussions with BEI Technologies regarding a further investment in the Company by BEI Technologies. An additional investment, combined with measures to reduce payroll costs and the continued emphasis on reduction of operating costs, would be expected to provide sufficient funding for the Company for the remainder of the Company's fiscal 2002. The Company is still in discussions with BEI Technologies regarding the terms and the structure of such an investment.

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

               10.5                      Amended  and  Restate  2000  Equity  Incentive  Plan  of  the
                                         registrant                                                           i

               10.6                      Form of option agreement under 2000 Equity Incentive Plan            i

               10.7                      Form   of   Leave   of   Absence   Agreements   between   BEI
                                         Technologies,  Inc. and Certain Named  Executive  Officers of
                                         the registrant                                                       i

               10.8                      Revolving  Line of Credit Note executed by the  registrant in
                                         favor of BEI Technologies, Inc.                                      i

                                                                                                  Page 16 of 18

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on June 19, 2002.


                                                 OpticNet, Inc.


                                                 By: /s/ Gary D. Wrench
                                                     ---------------------------
                                                     Gary D. Wrench
                                                     Chief Financial Officer
                                                     (Chief Accounting Officer)