Form 10-Q
period 2002-06-29
OPTICNET INC
filed 2002-08-13
CIK 1121648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2002 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: $.0001 Par Value; 3,632,603 shares of Voting Common Stock and 2,591,857 shares of Nonvoting Common Stock outstanding as of June 29, 2002.

OPTICNET, INC. (a development stage company)

INDEX

PART 1. FINANCIAL INFORMATION                                           PAGE
                                                                        ----

Item 1. Financial Statements

         Condensed Balance Sheets-- June 29, 2002 and
         September 29, 2001                                              3

         Condensed Statements of Operations--Quarter and
         Nine Months ended June 29, 2002 and June 30, 2001
         and the period from February 23, 2000 (inception)
         to June 29, 2002                                                4

         Condensed Statements of Cash Flows-- Quarter and
         Nine Months ended June 29, 2002 and June 30, 2001
         and the period from February 23, 2000 (inception)
         to June 29, 2002                                                5

         Notes to Condensed Financial Statements-- June 29, 2002         6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10

Item 3.  Quantitative and Qualitative Disclosure About
         Market Risk                                                    15

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               16

         (a)   Exhibits

         (b)   Reports on Form 8-K

         SIGNATURES                                                     18

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICNET, INC. (a development stage company)
CONDENSED BALANCE SHEETS

                                                   June 29,       September 29,
                                                     2002             2001
                                                 (Unaudited)    (See note below)
--------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                        $    21,655      $   828,489
Trade receivables, net                                    --           99,720
Inventories                                           26,286               --
Other current assets                                  14,201           80,631
                                                 -----------      -----------
                                                      62,142        1,008,840
      Total current assets

Property and equipment, net                           11,879           17,984
Other assets                                             728           22,025
                                                 -----------      -----------
                                                 $    74,749      $ 1,048,849
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                 $   138,507      $   132,574
Accrued expenses and other liabilities               360,280          349,174
Note payable to related party                      2,656,338        1,166,608
                                                 -----------      -----------
                                                   3,155,125        1,648,356
      Total current liabilities

Other liabilities                                         --           14,670
Stockholders' deficit                             (3,080,376)        (614,177)
                                                 -----------      -----------
                                                 $    74,749      $ 1,048,849
                                                 ===========      ===========

Note: The balance sheet at September 29, 2001 has been derived from the audited balance sheet at that date.

See notes to condensed financial statements.

OPTICNET, INC. (a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                  Quarter Ended               Nine Months Ended
                                                            --------------------------    --------------------------
                                                                                                                       Period from
                                                                                                                       February 23,
                                                                                                                           2000
                                                              June 29,       June 30,       June 29,       June 30,   (inception) to
                                                                2002           2001           2002          2001       June 29, 2002
                                                            --------------------------    --------------------------  -------------
Revenues                                                    $    25,000    $   174,000    $   112,500    $   499,000    $   611,500
Cost of revenues                                                 12,500         64,640         56,252        259,640        315,892
                                                            -----------    -----------    -----------    -----------    -----------
Gross margin                                                     12,500        109,360         56,248        239,360        295,608

Selling, general and administrative expenses                    431,702        291,687      1,199,570        498,603      2,083,339
Research and development expenses                               688,746         55,039      2,409,045        341,052      3,482,561
                                                            -----------    -----------    -----------    -----------    -----------
Loss from operations                                         (1,107,948)      (237,366)    (3,552,367)      (600,295)    (5,270,292)

Interest expense                                                 42,175         10,998         86,742         10,998        110,594
Other income                                                        622          9,000          3,897         37,909         65,173
                                                            -----------    -----------    -----------    -----------    -----------

Deficit accumulated in the development stage                $(1,149,501)   $  (239,364)   $(3,635,212)   $  (573,384)   $(5,315,713)
                                                            ===========    ===========    ===========    ===========    ===========

                         Basic and Diluted Net Loss per Share

Basic and diluted net loss per share                        $     (0.20)   $     (0.05)   $     (0.66)   $     (0.12)   $     (1.31)
                                                            ===========    ===========    ===========    ===========    ===========

Weighted average shares used in computation of
basic and diluted loss per share                              5,622,237      5,015,565      5,519,293      4,861,015      4,051,406
                                                            ===========    ===========    ===========    ===========    ===========

See notes to condensed financial statements.

OPTICNET, INC. (a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   Quarter Ended               Nine Months Ended
                                                            --------------------------    --------------------------
                                                                                                                        Period from
                                                                                                                        February 23,
                                                                                                                            2000
                                                                                                                        (inception)
                                                             June 29,        June 30,      June 29,       June 30,       to June 29,
                                                               2002            2001          2002           2001            2002
                                                            --------------------------    --------------------------    -----------
Cash flows from operating activities:

Deficit accumulated in the development stage                $(1,149,501)   $  (239,364)   $(3,635,212)   $  (573,384)   $(5,315,713)

Adjustments to reconcile net loss to net cash
used by operating activities:
     Depreciation and amortization                                3,775          2,664         18,044          9,105         34,633
     Other                                                     (118,440)      (404,870)       142,233         (1,647)       458,300
                                                            -----------    -----------    -----------    -----------    -----------
Net cash used by operating activities                        (1,264,166)      (641,570)    (3,474,935)      (565,926)    (4,822,780)

Cash flows from investing activities:
     Purchase of property and equipment                              --         (4,434)        (1,158)       (17,920)       (22,406)
     Other                                                       21,297         (1,060)        21,297        (21,297)          (728)
                                                            -----------    -----------    -----------    -----------    -----------
Net cash provided (used) by investing activities                 21,297         (5,494)        20,139        (39,217)       (23,134)

Cash flows from financing activities:
     Proceeds from borrowing on line of credit from
       related party                                                 --        819,737      1,489,730        819,737      2,820,331
     Principal payments on line of credit from related party         --       (163,993)            --       (163,993)      (163,993)
     Proceeds from investment by related party                1,156,903             --      1,156,903             --      1,156,903
     Proceeds from issuance of convertible preferred stock           --             --             --             --      1,000,000
     Proceeds from issuance of common stock                         787             --          1,329          8,000         54,328
                                                            -----------    -----------    -----------    -----------    -----------
Net cash provided by financing activities                     1,157,690        655,744      2,647,962        663,744      4,867,569
                                                            -----------    -----------    -----------    -----------    -----------


Net increase (decrease) in cash and cash equivalents            (85,179)         8,680       (806,834)        58,601         21,655
Cash and cash equivalents at beginning of period                106,834      1,062,724        828,489      1,012,803             --
                                                            -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period                  $    21,655    $ 1,071,404    $    21,655    $ 1,071,404    $    21,655
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

OpticNet, Inc. ("OpticNet" or the "Company") was incorporated on February 23, 2000 in the State of Delaware, as a majority owned subsidiary of BEI Technologies, Inc. ("BEI Technologies"). From its inception (February 23, 2000) through December 30 2000, OpticNet operated as a controlled subsidiary of BEI Technologies. BEI Technologies accumulated the costs associated with OpticNet's operation in the period from February 23, 2000 through December 30 2000 including all expenses directly attributable to OpticNet and an allocation of the costs of facilities, salaries and employee benefits based on relative headcount. These allocations were based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if OpticNet had been operated on a stand-alone basis during this period.

As of October 30, 2000, BEI Technologies distributed 3,578,387 shares in OpticNet to BEI Technologies' stockholders (the "Distribution"), substantially all of the Company's voting common stock held by BEI Technologies. In the Distribution, each holder of record of BEI Technologies common stock as of October 30, 2000 received one share of OpticNet voting common stock for every two shares of BEI Technologies common stock held, and cash in lieu of any fractional share of OpticNet common stock. After the Distribution, BEI Technologies continued to hold securities of the Company in the form of convertible preferred and voting common stock, representing an aggregate direct ownership interest of approximately 25% in the Company. During the fiscal quarter ended June 29, 2002, the Company continued negotiations with BEI Technologies regarding a further equity investment in the Company by BEI Technologies, contemplated to be in the form of nonvoting preferred stock, when, and if authorized by the Company for issuance to BEI Technologies.

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

These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $5.3 million at June 29, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management and the Company's board of directors decided in March 2002 to reduce the level of incremental spending for research and development and to reduce operations to a level that will solely support the current customer base. During the third quarter of fiscal 2002, the Company remained unsuccessful at attracting outside financing despite management's efforts, and continued operations on a reduced basis.

The Company received approximately $1.2 million in cash from BEI Technologies during the third quarter, used for general operating expenses. The parties have been discussing the authorization by the Company of a nonvoting series of preferred stock for issuance to BEI Technologies representing this sum. The final terms of such an equity investment would be determined when, and if, such an equity investment is consummated.

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

Research and Development Expense

The Company's products are highly technical in nature and require a significant level of research and development effort. Research and development costs are charged to expense as incurred in accordance with FAS No. 2, "Accounting for Research and Development Costs." No prototype units were delivered during the quarter ended June 29, 2002. Prototype units were delivered during the quarter ended June 30, 2001, thus payments or receivables for prototype deliveries were offset against research and development expense in the statements of operations for the quarter ended June 30, 2001.

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

On October 27, 2000, the Company and BEI Technologies entered into an InterCompany Services Agreement (the "Services Agreement") whereby BEI Technologies agreed to make available to the Company certain office and facility space, personnel support and supervision, financial and administrative services, record-keeping functions and other assistance, with BEI Technologies being reimbursed for the costs and expenses incurred in connection with the provision of these services to OpticNet. Charges for these services were allocated to the Company based upon usage, headcount and other methods that management believes to be reasonable. These allocations totaled $25,000 for the quarter ended June 29, 2002. In the current quarter, BEI Technologies agreed to suspend these and future quarters' service charges, due to the Company's inability to obtain significant strategic partners or third party financing.

The Services Agreement further provided for a line of credit from BEI Technologies to the Company for up to $2.0 million with interest at prime plus 1.5%, expiring on September 28, 2002, unless extended by mutual agreement of the parties. In March 2002, BEI Technologies increased this line of credit by $1.0 million. As of

June 29, 2002, the Company had outstanding borrowings totaling approximately $2.7 million on this line of credit. During the fiscal quarter ended June 29, 2002, the Company was informed by BEI Technologies that no further advances would be made to the Company under this line of credit beyond the approximately $2.7 million funded as of March 30, 2002. To maintain sufficient liquidity in the future and to fund operations, the Company may need to enter into a new credit agreement in the future with a commercial lender. A new credit line, if available, could include less favorable terms than the existing line of credit agreement with BEI Technologies.

On September 28, 2001 the Company entered into a general equipment sublease agreement with BEI Technologies as the lessor, which is subordinate to a master lease agreement entered into by BEI Technologies as the lessee. On September 28, 2001, December 20, 2001 and March 28, 2002, the Company executed equipment lease schedules under the general equipment sublease with BEI Technologies. The total value of the scheduled equipment under the sublease agreement was approximately $7.0 million, with an initial lease term of 36 months. Rental payments are due on a quarterly basis and the amount determined by the Company's level of usage of the equipment, the cost of the equipment and applicable interest. Payments due for the quarter ended June 29, 2002 are approximately $10,000.

The Company originally entered into a lease agreement in October 2001 with BEI Technologies for a 15,571 square feet facility for administration, research and development and manufacturing activities in Hayward, California, expiring December 2005. As of March 30, 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs. The Company agreed with BEI Technologies that this reduction in operations would lower usage of the equipment and the subleased facilities described above. Accordingly, the annual lease payments to BEI Technologies have been prorated beginning March 31, 2002, based on the portion of the facilities the Company requires to support its current customers.

In the fiscal quarter ended June 29, 2002, BEI Technologies advanced an additional $1.2 million to the Company. The parties have been discussing the authorization by the Company of a nonvoting series of preferred stock for issuance to BEI Technologies representing this investment. The final terms of such an equity investment remain under discussion by the parties and have yet to be determined.

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

NOTE 3. NOTE PAYABLE TO RELATED PARTY

During fiscal 2001, the Company entered into a line of credit agreement with BEI Technologies, a minority investor. Borrowings outstanding on the line of credit were as follows:

                                                   June 29, 2002   June 30, 2001
                                                   -------------   -------------
Unsecured revolving promissory note from BEI
Technologies due 9/28/02, at a rate of prime
plus 1.5%; 6.3% and 8.3% at June 29, 2002 and
June 30, 2001, respectively                         $2,656,338       $655,744
                                                    ----------       --------
                                                    $2,656,338       $655,744
                                                    ==========       ========

No interest was paid during the quarter ended June 29, 2002 or in the quarter ended June 30, 2001. Accrued interest expense was approximately $111,000 and $11,000 at June 29, 2002 and June 30, 2001, respectively.

NOTE 4. REDUCTION IN FORCE

In April 2002, the Company underwent a reduction in force resulting in eight individuals departing employment with the Company, including engineering, manufacturing and marketing personnel. Severance pay for affected persons was per Company policy, including cash payment and the acceleration of the vesting of options for certain affected individuals. Total cash costs related to the reduction in force of approximately $86,000 were recorded in the fiscal quarter ending June 29, 2002.

NOTE 5. SUBSEQUENT EVENTS

During July 2002, a significant stockholder of the Company contributed a total of 420,572 shares of nonvoting common stock and a total of 546,484 shares of voting common stock to the capital of the Company.

NOTE 6. CONTINGENCIES AND LITIGATION

The Company has pending various legal actions arising in the normal course of business.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue using the guidance from SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." Under these guidelines, revenue recognition is deferred on transactions where (i) persuasive evidence of an arrangement does not exist, (ii) revenue recognition is contingent upon performance of one or more obligations of the Company, (iii) the price is not fixed or determinable or (iv) payment is not reasonably assured.

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

Quarters ended June 29, 2002 and June 30, 2001

Revenues during the third quarter of fiscal 2002 and 2001 were $25,000 and $174,000, respectively, reflecting work performed under engineering agreements with unaffiliated customers. The decrease during the current quarter is due to the slow down of demand for new telecommunications equipment components compared to prior periods. In addition, during the third quarter of fiscal 2001 the Company recorded payments or receivables for deliveries of prototype products to five unaffiliated customers, accounted for as an offset against research and development expense.

In the third quarter of fiscal 2002 and 2001, cost of revenues as a percentage of revenues was 50% and 37%, resulting in gross profit of approximately $13,000 and $109,000, respectively. The increase as a percentage of revenues is due to higher direct costs on engineering agreements in the period just ended. Cost of revenues includes employee compensation, materials and production overhead.

Selling, general and administrative expenses in the third quarter of fiscal 2002 increased approximately $140,000 from $292,000 in the same quarter of the prior fiscal year to $432,000. The increase was primarily due to increased facility rent and related costs of approximately $10,000, as well as increased travel expenses of approximately $9,000. The remaining increase was due to professional, consulting and legal fees, and other costs. In the third quarter of fiscal 2001, selling, general and administrative expenses included a payment of $25,000 made to BEI Technologies for accounting, human resources and other administrative services provided by BEI Technologies pursuant to the Services Agreement between the two companies. The cost of these services was established at $25,000 per fiscal quarter based upon square footage, headcount, usage and other methods management believes to be reasonable. In the period just ended, BEI Technologies agreed to suspend these charges due to the Company's inability to obtain significant strategic partners or third party financing.

Research and development expenses in the third quarter of fiscal 2002 increased approximately $634,000 from $55,000 in the same quarter of the prior fiscal year to $689,000. The increase was primarily due to increased gross costs for direct employee compensation expense and related benefits of approximately $201,000, and increased gross costs for materials and supplies of approximately $85,000. In addition, during the third quarter of fiscal 2001 the Company recorded approximately $139,000 for deliveries of prototype products as an offset against research and development expense. The remaining increase was due to gross costs for professional fees, facility rent and operations, and other expenses.

Interest expense in the third quarter of fiscal 2002 increased approximately $31,000 from $11,000 in the same quarter of the prior fiscal year to $42,000 due to the outstanding balance and additional borrowings during the period ended March 30, 2002, on the Company's line of credit agreement with BEI Technologies.

Nine Months ended June 29, 2002 and June 30, 2001

Revenues during the first nine months of fiscal 2002 reflected work performed under engineering agreements with two unaffiliated customers and decreased approximately $386,000 to $113,000 from $499,000 during the same period in fiscal 2001. The decrease is due to the slow down of demand for new telecommunications equipment components compared to prior periods. In addition, during the first nine months of fiscal 2002, the Company recorded payments or receivables for deliveries of prototype products to two unaffiliated customers, accounted for as an offset against research and development expense.

Cost of revenues as a percentage of revenues in the first nine months of fiscal 2002 decreased 2.0 percentage points to 50% from 52% in the comparable period of fiscal 2001. The decrease is due to slightly lower direct costs on engineering agreements in the current period.

Selling, general and administrative expenses during the first nine months of fiscal 2002 increased approximately $701,000 from $499,000 in the comparable period of the prior fiscal year to $1,200,000. The increase was primarily due to increased professional, consulting and legal fees of approximately $359,000, as well as increased direct employee compensation expense and related benefits of approximately $139,000. The remaining increase was due to facility rent, travel and other costs. Selling, general and administrative expenses included payments made to BEI Technologies for various accounting, human resources and other administrative services provided by BEI Technologies pursuant to the Services Agreement between the two companies. These payments during the first nine months of both fiscal 2002 and 2001 were $50,000. The cost of these services was established at $25,000 per fiscal quarter at the time of entrance into the Services Agreement based upon square footage, headcount, usage and other methods management believes to be reasonable. In the current quarter, BEI Technologies agreed to suspend these charges due to the Company's inability to obtain significant strategic partners or third party financing.

Research and development expenses during the first nine months of fiscal 2002 increased approximately $2,068,000 from $341,000 in the comparable period of the prior fiscal year to $2,409,000. The increase was primarily due to increased gross costs for direct employee compensation expense and related benefits of approximately $806,000, as well as increased gross costs for facility rent and operations of approximately $583,000, and increased gross costs for materials and supplies of approximately $338,000. The remaining increase was due to gross costs for professional fees, travel and other costs.

Interest expense during the first nine months of fiscal 2002 increased approximately $76,000 from $11,000 in the same period of the prior fiscal year to $87,000 due to the outstanding balance and additional borrowings during the period ended March 30, 2002, on the Company's line of credit agreement with BEI Technologies.

Financing from Related Party

Pursuant to the facilities sublease agreement, equipment sublease agreement and the Services Agreement described above, payments due to BEI Technologies were as follows:

                                                 Period from                                                         Period from
                                                 February 23,                                                        February 23,
                                                     2000                         Quarter  Ended                         2000
                                                (inception) to     -------------------------------------------      (inception) to
                                                 September 29,     December 29,      March 30,        June 29,         June 29,
                                                     2001             2001             2002             2002             2002
                                                --------------     -----------       --------         --------      --------------
                                                                                    (unaudited)                       (unaudited)
Subleases
     Facilities sublease                           $222,055         $ 56,553         $ 56,753         $ 10,132         $345,493
     Equipment sublease                                  --           59,230          340,435          104,172          503,837
                                                   --------         --------         --------         --------         --------

Total amounts financed under subleases              222,055          115,783          397,188          114,304          849,330
Intercompany services charges                        75,000           25,000           25,000               --          125,000
                                                   --------         --------         --------         --------         --------
Total payments due                                 $297,055         $140,783         $422,188         $114,304         $974,330
                                                   ========         ========         ========         ========         ========

Liquidity and Capital Resources

During the first nine months of fiscal 2002, total cash used by operations was approximately $3,475,000. Cash provided by operations included the positive impact of non-cash charges from bad debt expense, and depreciation and amortization of $57,000 and $18,000, respectively. In addition, positive impacts to cash resources resulted from decreases in other current assets and trade receivables of $55,000 and $43,000, respectively, as well as increases in accrued expenses and other liabilities of $36,000, and other net impacts of $2,000. These cash inflows were offset by a net loss of $3,635,000, as well as increases in inventory of $26,000 and decreases in customer advances of $25,000.

Cash used by investing activities during the first nine months of fiscal 2002 consisted of a purchase of $1,000 in capital equipment, offset by a decrease in other assets of $21,000. In addition, during the first nine months of fiscal 2002 the Company financed equipment with a value of approximately $6.3 million and an initial lease term of three years under the equipment sublease arrangement with BEI Technologies. The subleased equipment is in addition to the approximately $708,000 of equipment subleased as of fiscal 2001 year end. Rent expense related to this equipment totaled approximately $340,000 and $59,000 during the second and first quarters, respectively, of fiscal 2002. Beginning in the third quarter of fiscal 2002, the Company reduced operations due to its inability to obtain additional financing from unaffiliated investors to this date. Thus, due to reduced usage now expected on the subleased equipment, past rent expense on the subleases is not necessarily indicative of future results. Transactions with BEI Technologies, a minority investor and the Company's former parent company, are not necessarily on an arms-length basis and the Company may receive more favorable terms under these arrangements than it would from an unrelated third party.

Cash provided by financing activities consisted of net proceeds since inception of $2,656,000 from borrowings on the Company's note payable to BEI Technologies under its related party line of credit arrangement, of which $1,490,000 was provided during the first nine months of fiscal 2002. The borrowings were used to fund daily operations, capital investments and product development. In March 2002, BEI Technologies increased this line of credit by $1.0 million. Also during the first nine months of fiscal 2002, cash from financing activities included an investment of $1,157,000 by BEI Technologies, and option exercises for common stock of $1,000.

The Company anticipates incurring substantial additional losses over at least the next several years. Since inception, the Company has incurred recurring operating losses and negative cash flows from operations. As of June 29, 2002, the Company had an accumulated deficit of $5.3 million. After extensive discussions with prospective outside investors throughout the Company's second fiscal quarter, during March 2002 the Company became aware that none of these discussions would result in a near term equity financing for the Company. As of March 30, 2002, the Company was advised by BEI Technologies that, in view of the Company's inability to obtain outside financing to date and other general indications of investor disaffection with businesses in the telecommunications market, further debt financing would not be provided by BEI Technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has been in recent discussions with other prospective investors to obtain additional equity financing, however it can offer no assurances an investment by outside investors will be accomplished in the near future, if at all. During the fiscal quarter ended June 29, 2002, the Company continued negotiations with BEI Technologies regarding a further equity investment in the Company by BEI Technologies, contemplated to be in the form of nonvoting preferred stock, when, and if authorized by the Company for issuance to BEI Technologies. As of the end of the Company's March 30, 2002 fiscal quarter, management determined that the Company would not have sufficient financing for the remainder of its 2002 fiscal year without modifying the Company's business plan, implementing strict cost-cutting measures and unless additional financing was obtained. In March 2002, management and the Company's board of directors decided to reduce the level of spending by the Company for research and development and facility and equipment expenditures and to reduce operations to a level that will solely support the current customer base. The Company intends to continue to operate in such a scaled back manner until additional outside financing is available or other prospects are realized by the Company.

In April 2002, the Company underwent a reduction in force resulting in eight individuals departing employment with the Company, including engineering, manufacturing and marketing personnel. Severance pay for affected persons was per Company policy, including cash payment and the acceleration of the vesting of options for certain affected individuals. Total cash costs related to the reduction in force of approximately $86,000 were recorded in the fiscal quarter ending June 29, 2002.

In the fiscal quarter ended June 29, 2002, BEI Technologies advanced an additional $1.2 million to the Company. The parties have been discussing the authorization by the Company of a nonvoting series of preferred stock for issuance to BEI Technologies representing this investment. The final terms of such an equity investment remain under discussion by the parties.

Recent Developments

To further reduce costs for the Company in the near term, during July 2002, a total of 15 Company employees terminated their employment and accepted employment with a subsidiary of BEI Technologies, as previously had been agreed to by both companies. The Company's Chief Executive Officer and Chief Technical Officer have also become employees of this same subsidiary of BEI Technologies, but continue to serve as executive officers of the Company. The services of certain key individuals, including the Company's Chief Executive Officer and Chief Technical Officer, are expected to continue to be available to the Company on an as needed basis, with reimbursement by the Company to their present employer for the time value of their services.

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

 10.1               InterCompany  Agreement  between BEI  Technologies,  Inc. and
                    the registrant                                                       i

 10.2               License  and  Technical   Assistance  Agreement  between  BEI
                    Technologies, Inc. and the registrant                                i

 10.3               Sublease  Agreement  between BEI  Technologies,  Inc. and the
                    registrant                                                          ii

 10.4               Equipment Sublease Agreement between BEI Technologies, Inc.
                    and the registrant                                                   i

 10.5               Amended  and  Restated 2000  Equity  Incentive  Plan  of  the
                    registrant                                                           i

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

 10.9               Form  of  Indemnity  Agreement  to be  entered  into  by  the
                    registrant with each of its directors and executive officers        ii

 10.10              Consulting   Agreement   between   Danforth  Joslyn  and  the
                    registrant                                                          ii

 10.11              Consulting   Agreement   between   Gary  D.  Wrench  and  BEI
                    Technologies, Inc.                                                 iii

 10.12              Amendment   No.  1  to  License  and   Technical   Assistance
                    Agreement between the registrant and SiTek, Inc.                   iii

 99.1               Preliminary  Information Statement of BEI Technologies,  Inc.
                    dated September 30, 2000                                             i

 99.2               Final Information  Statement of BEI Technologies,  Inc. dated
                    November 17, 2000                                                    i

 99.3               Certification  pursuant to section 906 of the Corporate Fraud
                    Accountability Act of 2002

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

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended June 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2002.

                                                 OpticNet, Inc.


                                                 By: /s/ Gary D. Wrench
                                                     --------------------------
                                                     Gary D. Wrench
                                                     Chief Financial Officer
                                                     (Chief Accounting Officer)