Form 10-K
period 2002-11-02
OPTICNET INC
filed 2003-01-10
CIK 1121648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                 OPTICNET, INC.
             (Exact name of Registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   94-3368561
                      (I.R.S. Employer Identification No.)

                           One Post Street, Suite 2500
                         San Francisco, California 94104
              (Address of principal executive officers) (Zip code)
        ---------------------------------------------------------------

                                 (415) 956-4477
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the
                                      Act:
                                      None
                                      ----
             Securities registered pursuant to Section 12(g) of the
                                      Act:
                         Common Stock, $.0001 par value
                       ----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock: $0.0001 Par Value; 3,093,202 shares of Voting Common Stock and 2,998,902 shares of Nonvoting Common Stock outstanding as of December 11, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's  Proxy  Statement  with  respect  to its  2003  Annual  Meeting  of
Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this report.

                                TABLE OF CONTENTS
                                                                                                               Page
PART I


         Item 1.           Business.......................................................................        3

         Item 2.           Properties.....................................................................       21

         Item 3.           Legal Proceedings..............................................................       21

         Item 4.           Submission of Matters to a Vote of Security Holders............................       21

PART II

         Item 5.           Market for Registrant's Common Equity and
                           Related Stockholder Matters....................................................       22

         Item 6.           Selected Financial Data........................................................       24

         Item 7.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..................................       25

         Item 7a.          Quantitative and Qualitative Disclosures About Market Risk.....................       32

         Item 8.           Financial Statements and Supplementary Data....................................       33

         Item 9.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure.........................................       55

PART III

         Item 10.          Directors and Executive Officers
                           of the Registrant..............................................................       55

         Item 11.          Executive Compensation.........................................................       55

         Item 12.          Security Ownership of Certain Beneficial
                           Owners and Management..........................................................       55

         Item 13.          Certain Relationships and Related Transactions.................................       55

PART IV

         Item 14.          Controls and Procedures...........................................................    55

         Item 15.          Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K........................................................       56

Signatures                 ...............................................................................       59

Except for historical information contained herein, the following discussion contains certain forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. We have based these forward-looking statements on our current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions about us, several of which are identified below and discussed in Item 1. "Business--Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations." In particular, the words and phrases such as "expects," "estimates," "intends," "plans," "believes," "projection," "will continue" and "is anticipated" are intended to identify forward-looking statements.

These forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.           BUSINESS

Introduction

We are a development stage company that aspires to design and manufacture optical components used to interconnect, switch, attenuate and otherwise manage optical signals in fiber optic circuits. Our products are being developed for use in broadband telecommunications networks. Virtually all of our products developed to date are based on micro electromechanical structures (MEMS) made from monocrystalline silicon, a material similar to that used to manufacture electronic microcircuits.

We use specialized equipment and proprietary fabrication processes which enable us to produce small scale devices with advantageous optical and environmental characteristics and unique multi-function capabilities that can be conveniently applied in a wide variety of fiber optic applications.

Our prospective customers are makers and users of many types of telecommunications equipment. Our existing and prospective products are intended for use throughout fiber optic systems including those for long-haul transmission, metro-area distribution networks and enterprise or local area networks. The demanding technical requirements for our products typically require that our engineering staff consult closely with our customers' engineering staff. We endeavor to cultivate long-term relationships with prospective customers in order to facilitate the required communication.

Our Background

We were incorporated in February 2000 in Delaware as a majority-owned subsidiary of BEI Technologies, Inc. ("BEI Technologies"), a publicly held Delaware Company, to extend proprietary MEMS production processes developed by BEI Technologies to the field of optical networks. BEI Technologies, a global provider of highly engineered motion sensing and motion control components used in automotive, aerospace and factory automation systems, has engaged in research and development in the field of silicon MEMS technology since 1993. The silicon MEMS technology research initiative undertaken by BEI Technologies led to new MEMS fabrication techniques relevant not only to motion sensing and motion control, but also to optical and potentially biomedical applications.

In November 2000, we were separated from BEI Technologies in order to focus exclusively on the commercialization of MEMS technology for optical telecommunications applications. We were established as a separate company by BEI Technologies' distribution to its stockholders of approximately 42% of our outstanding securities at the time of the distribution, with BEI Technologies retaining approximately 24% of our outstanding securities and the remainder of our securities continuing to be held by contributing founders. At the time of our separation from BEI Technologies certain MEMS-based proprietary product designs were transferred to us and we were granted exclusive, worldwide, royalty-free and perpetual rights to utilize BEI Technologies' proprietary MEMS-based processing technologies in the manufacture of our products for the telecommunications market. In recognition of our early stage of development, immediately prior to our separation from BEI Technologies we imposed transfer restrictions on our common stock and accordingly there is presently no authorized public trading market for our securities. We continue to have significant intercompany arrangements with BEI Technologies.

In June 2000, we received our first customer order and in November 2000 made our first prototype deliveries. Our total revenue for fiscal 2001 was $499,000, for engineering work performed for one customer. During fiscal 2001 we also recorded payments or receivables from a total of five customers for deliveries of prototype products, accounted for as an offset to research and development expense. During fiscal 2002, we recorded revenue of $112,500 for engineering work performed for two unaffiliated customers and recorded payments or receivables for prototype deliveries from two other customers. Proceeds from the development of prototypes delivered under customer agreements were approximately $210,000 and $187,000 for fiscal 2001 and fiscal 2002, respectively.

Importance of Optical Components in Telecommunications Networks

Analogous to pipes for water or copper wire for electrical systems, optical fibers transport coded pulses of light to the users of optical telecommunications systems. Accordingly, the optical components in fiber optic systems perform functions that are analogous to those provided by the diverse parts found in water distribution or electrical systems. For example, different types of optical components exist to adjust the intensity of an optical data stream. Other components switch the optical data stream into alternative carrier circuits. Still others combine multiple data streams together or separate data from a larger stream into a smaller stream. Widely varying approaches to optical system design and performance are common and the components used for a given system must, accordingly, be designed to optimize the system's functionality, efficiency and cost.

The myriad designs of valves and regulators that have evolved for plumbing and the variety of switches and relays to control electrical currents are indicative of the diversity of components needed to accommodate optical system requirements. Those familiar with the offerings in the electrical or plumbing aisles of any home repair store will appreciate this analogous diversity of functions and implementations that evolve for such systems.

The optical telecommunications industry is still a relatively young field with much ongoing innovation and variation in system designs. The optical components that are needed to support optical telecommunication systems are similarly diverse and dynamically evolving. Due to the technical complexity of optical telecom systems, optical components are used at multiple locations within the system, sometimes with dozens or even hundreds or thousands of component sites occurring in a given system at junctions or nodes between data streams or near the end points of optical circuits.

Our Business Objective and Strategy

Our long-term business objective is to be recognized as the preeminent and preferred independent supplier of highly engineered proprietary or custom designed MEMS-based optical components. We aspire to cultivate close and ongoing relationships with significant customers.

Our strategy is to use a combination of design experience, sophisticated processing know-how, including deep reactive ion etching (DRIE) and monocrystalline silicon wafer bonding, and the creative capabilities of our engineers to devise unique solutions for our customers. We expect this strategy to require close liaison between our engineering personnel and the engineering staff of our prospective customers. Our goal is to enhance the value of our products for our customers by creating designs that have performance, packaging or multi-function capabilities that exceed those which are otherwise available.

We possess certain immediately available proprietary product designs that we intend to modify or adapt as building blocks to accommodate specific customer requirements, thereby reducing product development time. We also carry out an ongoing program of proprietary-product development, continually updating our portfolio of product designs. By means of this expansion of our standard products, we expect to continually expand our custom-design capabilities. Our management possesses broad experience in implementing these business strategies and we believe that our heritage of engineer-to-engineer problem solving is a competitive advantage.

In summary, our strategy focuses on providing value to our customers and emphasizing the following attributes:

     * Superior technology involving striving for the highest industry achievement in optical properties, production yields and environmental robustness;

     *    Creative  and   responsive   custom  designs  that  will  enhance  the
          performance of our customers' systems; and

     *    Rapid design and design validation cycles.

Because of very depressed conditions in the telecommunications equipment market during 2002 and 2001, the Company has not realized revenue growth as originally planned. Due to the shortage of funding, the scope of the Company's business development activity was substantially reduced during fiscal 2002. Our business strategy has, accordingly, been adjusted to preserve essential capabilities while anticipating the additional time required to develop a base of products and customers and uncertainty of future prospects.

Technology

The   technological   foundation   of  our  business  is  based  on  a  thorough
understanding of and expertise in the processes for microfabrication of optical and electromechanical devices using silicon as the structural material.

In the past, the most commonly used microfabrication processes for silicon included bulk micromachining by wet chemical etch and surface micromachining. Bulk micromachining, sometimes referred to as chemical micromilling, is essentially a subtractive process in which chemical etchants are used in a controlled fashion to alter the shape of a bulk material.

Surface micromachining is typically an additive process that adopts the technique of microcircuit manufacturing to deposit thin layers of polycrystalline silicon or other materials on the surface of a substrate material. Bulk and surface micromachining are both useful processes that have a certain utility for producing optical components. They also have certain disadvantages. Chief among these are the lack of mechanical precision, low yields, poor surface finish, slow processing (all seen in bulk micromachining) and an inability to create strong, rigid and thermally stable structures (a disadvantage of surface micromachining).

We possess exclusive, worldwide, royalty-free and perpetual rights to utilize BEI Technologies' proprietary MEMS-based processing technologies in the manufacture of our products. We believe these licensed processes overcome the most significant shortcomings of bulk micromachining and surface micromachining and we continue to work strategically with BEI Technologies to further enhance and improve upon these processes. We believe our exclusive license to these processing technologies represents a substantial competitive advantage.

Our licensed Deep Reactive Ion Etching ("DRIE") and Direct Fusion Bonding processes have the following characteristics and advantages:

Deep Reactive Ion Etching

Our licensed DRIE process enables the creation of fine mechanical details. This process has virtually unlimited form factor relative to bulk micromachining and helps assure reliable, high yield fabrication of complex structures. For example, very narrow, straight-sided channels or structural webs can be produced, and structures that flex in one dimension while retaining rigidity in another are therefore possible. The process also enables small-mouthed but smooth-sided plunge cuts which, together with proprietary deep lithographic techniques developed by us, are useful for creating electrical "via" pathways to electrically interconnect control elements on the top and bottom of our devices.

Direct Fusion Bonding

Direct fusion bonding is a process used by us for combining monocrystalline silicon wafers. These bonds do not rely on any glue-like material and when used in conjunction with our licensed DRIE processing technique, enable our engineers to create unique multi-functional devices having superior optical, thermal, structural, electrical and packaging advantages.

Packaging

Due to financial constraints and personnel reduction, our present ability to perform packaging services was discontinued during fiscal 2002.

Optical Engineering and Assembly

In addition to using our MEMS-based technology for making components as noted above, we seek to enhance our capabilities with applied engineering, fabrication and assembly skills. Our engineering and assembly capabilities for micro optical electromechanical systems include mirror metallization and coatings; MEMS-assisted fiber management (including alignment, strain relief and protection); thermal and electrostatic actuation; latching; fiber lenses; and metrology.

Our Products and Markets

Products and Services

Our product offerings include mirrors and mirror arrays; optical switches and switch arrays; variable optical attenuators ("VOA") and VOA arrays. To date, we have made only prototype deliveries of our products. Revenue recorded by us during fiscal 2001 was derived from one unaffiliated customer for engineering work performed by us to design and develop large actuated mirror arrays for a maker of large, multi-port 3D optical switching systems. We also recorded payments or receivables during fiscal 2001 from five customers for deliveries of prototypes of mirror arrays, fiber alignment devices and optical benches. These payments or receivables for prototypes have been accounted for as an offset to our research and development expense. During fiscal 2002, we recorded revenue of $112,500 from two unaffiliated customers for the design and development of 2D optical switches and actuated mirrors. We also recorded payments or receivables of $187,000, accounted for as an offset to research and development expense, during fiscal 2002 from two unaffiliated customers for delivery of prototypes of actuated mirrors.

Mirrors  and  Mirror  Arrays.

When used in fiber optic telecommunications applications, mirrors must be optimized for one or more of the following characteristics: size, shape, environmental temperature tolerance, gimballing, actuation, integration with electronics, environmental packaging, reflectivity and mounting means. Mirror arrays require mounting means to hold two or more mirrors in rigid or variable juxtaposition as may be required in our customers' systems or subsystems. We manufacture our mirrors and mirror arrays in various existing configurations, and alternative versions can be customized to meet a customer's requirements.

Optical switches.

These enable an optical signal to be moved between two or more signal-carrying or control fibers without the need for the signal to be converted to another energy state. All-optical switches avoid optical to electronic to optical conversion, which can compromise bandwidth, system size, power consumption, switching speed and cost. Optical switches must generally provide two dimensional (2D) or three dimensional (3D) flexure means and a means of actuating and precisely positioning the switch elements. We presently design and have the capability to manufacture 2D optical switches to accommodate a customer's unique requirements. We presently offer 2D optical switches in a variety of standard and customized configurations. We do not expect to devote resources to developing complete 3D optical switching systems, but we have developed, tested and delivered pre-production units of large (>1000 mirror) arrays that are designed to be components of 1000 port (or larger) 3D optical switches. Large, multi-port mirror arrays for such switches have comprised a significant part of our business to date. In the future, however, our expectation is that other components, including 2D optical switches and optical switch arrays and variable optical attenuators will become a more dominant portion of our business.

Optical Switch Arrays.

Arrays must be provided for a very wide range of 2D or 3D configurations. Two dimensional arrays meeting in a wide variety of characteristics are needed for switching between 1 or more fibers aligned in a common plane, for example, 1x2, 1x4, 1xn, 2x2, 2x4, 2xn. Three dimensional switches must route signals among fiber circuits aligned in different planes. One challenging configuration can require an ability to receive optical signals from a 1000 port fiber bundle and switch the signal(s) across free space into any channel of another 1000 port fiber bundle. Our arrays are presently available in 2D and 3D configurations and are adapted and customized as necessary.

Variable  Optical  Attenuators.

VOA's are used to adjust or to equalize the intensity of optical signals among cooperating fiber optic circuits. VOA arrays accommodate the need to have multiple attenuators in close proximity for widely varying fiber optic circuit configurations. Our VOA's are offered with different actuation means and can be either dynamically variable or lockable and unlockable. "Variable" attenuators are adjusted upon setup after installation and remain at the selected set point as long as control power is available. "Lockable" means that the amount of attenuation is fixed at a particular setting upon initial setup and will remain at this setting even if control power is lost. "Unlockable" means that the amount of attenuation that has been previously fixed at a desired set point can be changed later to a different setting. "Dynamically variable" means that the attenuator can be continuously modulated by an external feedback control while the circuit is in use. The ability to choose among these different performance characteristics allows additional flexibility to system design engineers.

Product Development Efforts

Our goals for future products include MEMS-based tunable filters, optical add-drop multiplexers and integrated subsystems with controlling electronics. We strive to design our components and subsystems in a manner that allows our customers to cascade our products to build very dense, scalable systems. We intend to expand the functionality of our switching products by incorporating combinations of new features and functionalities into a single package. In metropolitan  area and  enterprise  level  markets in  particular,  the manifold branching of circuits to reach individual users creates the need for a proliferation of individual component functions near each end point. Each of these installations requires individual access switches, separate protection switches and means for balancing circuit strength by use of attenuators. Also, fibers must be aligned with lenses and all of these must be durably packaged for installation by technicians working in crowded equipment racks or closets. We believe our future integration of the various individual component functions into compact, easily installed unitary packages would save installation and maintenance labor costs for customers and reduce the space required for mounting the individual components. Our ability to offer this level of product integration would be expected to translate to reduced cost of ownership for our customers and their end customers.

Markets for Optical Components

The demand for broadband telecommunications components is being fueled by expanded use of the Internet and rising expectations that high-information-content data (photos, music and video in addition to voice and text) can be rapidly transmitted. The worldwide need to support these expectations with telecom and Information Technology (IT) infrastructure including those for long haul, metro area and local or enterprise LANs is expected to create an associated need for new types of broadband components such as the MEMS-based components we produce. We believe the engineering challenges presently facing telecommunications equipment suppliers, subsystems and components manufacturers create an opportunity throughout the broadband telecom marketplace that can be addressed by our MEMS-based products.

Prospective users of MEMS-based optical components include large, worldwide suppliers of optical telecommunications systems. Companies that supply optical telecommunication equipment and buy components include: Alcatel and its affiliates, Cisco Systems, Inc., Ciena Corporation, Lucent Technologies, Inc., Marconi plc, NEC Corporation, and Toshiba. Other existing or prospective customers for MEMS-based optical components include suppliers of subsystems purchased by the equipment companies. Manufacturers of such subsystems include (in addition to the equipment companies themselves) companies such as Calient, Corning, JDS Uniphase, Finisar Corporation, OpLink Communications, Inc., Sycamore Networks, Inc., Movaz, Northrop Grumman PolyScientific, and Glimmerglass Networks. Our business focus is primarily on the manufacture and sale of components used in multiple types of optical networking systems and subsystems, rather than a focus on development and sale of entire optical switching systems.

Customers and Strategic Relationships

We aspire to develop relationships with manufacturers of optical network equipment to define, develop and manufacture several different types of optical components to accommodate their specific requirements. Some of these products are adaptations of existing designs and processes while others involve custom designs or development for use together with our existing designs and processes. In some cases we may assess special charges for non-recurring engineering work whereas in others we may charge only for special setups or tooling.

Our revenue for fiscal 2001 was $499,000, which was entirely attributable to engineering work performed for Glimmerglass Networks, Inc. on actuated mirror arrays for use in a 3D optical switching system being developed by that company. We also recorded payments or receivables, accounted for as an offset to research and development expense, from Glimmerglass Networks and four other customers during fiscal 2001 for deliveries of prototype products. Our revenue for fiscal 2002 was $112,500, which was attributable to engineering work performed for two customers on 2D switches and actuated mirrors. We also recorded payments or receivables during fiscal 2002 from two other customers for delivery of prototypes of actuated mirrors as an offset to research and development expense.

Research and Development

We have invested substantial resources in research and development activities. We possess expertise in fiber optics systems processing and packaging, the microfabrication of electromechanical devices, system architecture and silicon wafer bonding techniques. Management and the Company's board of directors decided in March 2002 to reduce the level of incremental spending for research and development and to reduce operations to a level that will solely support the current customer base. Our current research and development is directed to enhancements and improvements to existing products. Our research and development expenses were approximately $2.8 million, $972,000, and $3.8 million for fiscal years ended September 28, 2002 and September 29, 2001, and the period from inception to September 28, 2002, respectively, net of proceeds from development of prototypes delivered under customer agreements totaling $187,000 and $210,000, respectively, and have totaled approximately $397,000.

Manufacturing and Operations

We consider our manufacturing expertise to be one of our core competencies and strengths, and our manufacturing processes to be significant competitive advantages. To this end management has invested time in designing and implementing our manufacturing processes. We consider our manufacturing process a core component of our ability to achieve the production volumes required for our current customer commitments. We have not manufactured any of our products in production quantity.

Our manufacturing operations will, in the future, produce products in response to customer orders and we do not carry a ready product inventory. Product designs that have been previously produced are sometimes used for production in response to a customer order or modified or combined with new designs to accommodate customer requirements. Processes we internally perform include mask design and layout, photolithography, precision metrology, wafer cleaning and polishing, wafer bonding, wafer machining, material deposition or plating, annealing, parametric testing, wafer dicing, fiber cleaving, fiber polishing, and fiber fusion. We rely on subcontractors for implanting application-specific integrated circuits if required. We require specialized equipment to engineer the majority of our products, and processing must often be carried out within contamination-free clean room conditions, such as those available at our Hayward, California facility.

Competition

We compete with both large, diversified and also small, focused companies that also supply optical components intended for the telecommunications market. We believe that the principal bases of competition in our market include the overall performance of the components and subsystems and the total cost, flexibility and scalability of products. Large, diversified companies we may compete with include Analog Devices, Inc., Avanex Corporation, Corning Corporation and its affiliates, JDS Uniphase, Finisar Corporation and Oplink Communications, Inc. Historically, the majority of optical components used have been assembled from discrete parts manufactured from traditional materials such as metal, plastic or glass. Some of the larger companies we may compete with have acquired or developed their own business units that utilize MEMS technology for certain types of broadband components. These include acquisitions by Analog Devices, Corning Corporation and JDS Uniphase. In addition, we compete with smaller similarly focused companies also developing products utilizing MEMS fabrication processes. These include Applied MEMS, Inc., Integrated MicroMachines, Inc., OMM, Inc., MegaSense, Inc., MEMSCAP, S.A., and Standard MEMS, Inc.

We  believe  the  MEMS  processes  used  and  components   manufactured  by  our
prospective competitors have distinguishing characteristics from the processes and products we employ. We also believe that our processes, including our licensed processes, enable the creation of products that will differentiate themselves from those made by other companies. In particular, we believe our DRIE and direct fusion bonding processes enable thicker mirrors of a single material that help assure constant flatness over extremes of temperature. The process also preserves the inherently smooth fine surface finish of the polished wafers and assures optimum reflectivity. Also, our bonding is accomplished without the addition of other materials such as organic adhesives or glass frit that can compromise temperature stability, dimensional control and flatness. We believe our licensed processes together with our engineers' know-how enables our flexures to be free of undesirable cross-axis effects, bending only in the intended direction without simultaneously bending in an undesired way. Our flexures, if designed to flex left or right, are intended to do so without also having any undesirable components of up or down movement at the same time. We also believe the expertise possessed by our management team and engineers in large volume component production with favorable process yields gives us a competitive advantage when compared to similarly situated companies.

No assurance can be given however, that our competitors will not independently develop processes that are capable of supplying components competitive with ours or in time acquire the equipment and experience necessary to compete with us.

Patents and Intellectual Property

We rely on a combination of intellectual property and trade secret laws and nondisclosure and confidentiality agreements to establish and protect our intellectual property.

We have 4 issued U.S. patents expiring in 2016 through 2019, 8 pending patent applications in the United States, 2 pending application with the European Patent Office, and 1 pending application in Canada. In addition, at the time of our separation from BEI Technologies we were granted exclusive, worldwide, royalty-free and perpetual rights to utilize BEI Technologies' proprietary DRIE and direct fusion bonding MEMS-based processing technologies in the manufacture of our products. These licenses are restricted to our use of the technology in the telecommunications data transmission market.

The possession of patent rights may in the future be helpful in enabling us to assert claims to exclusive rights to a product or process. We expect to continue to file for patent protection for products and processes we develop as we deem appropriate. Such patent rights may not be sufficient protection by themselves, however, and for this reason, we seek to preserve certain know-how and processes as trade secrets. This affords some additional protection against copying, as the means by which certain physical product features are achieved are not readily discernable merely by inspection. However, if our current processes should become common knowledge and widely taught and practiced, our competitive advantage could be diminished unless we continue to enhance our process know-how.

Policing any unauthorized use of our technology and other intellectual property is difficult, and we cannot assure you that the measures we take to protect our intellectual property will be adequate or successful. While our competitive position may be affected by our ability to protect our proprietary information, we believe that other factors including the expertise of our engineering personnel and specialized processing techniques will be significant in helping us to achieve a competitive position in our principal markets.

Employees

In April 2002, the Company underwent a reduction in force resulting in 8 individuals departing employment with the Company, including engineering, manufacturing and marketing personnel. Severance pay for the affected persons was per Company policy, including cash payment and the acceleration of the vesting of options for certain affected individuals. Total cash costs related to the reduction in force of approximately $86,000 were recorded in the fiscal quarter ending June 29, 2002.

To further reduce costs for the Company in the near term, during July 2002, all of the Company's remaining 15 employees were released from employment by the Company and accepted employment with a subsidiary of BEI

Technologies, as agreed to by both companies. The Company's newly appointed President and Chief Technical Officer, respectively, have also become employees of this same subsidiary of BEI Technologies, but continue to serve as executive officers of the Company. The services of certain key individuals, including the Company's newly appointed President and Chief Technical Officer, are expected to continue to be available to the Company on an as needed basis, with reimbursement by the Company to their present employer for the time value of their services.

Facilities

Our administrative headquarters are located in San Francisco, California, where we occupy office space subleased to us by BEI Technologies as part of the administrative support received from BEI Technologies under our intercompany services agreement. Our engineering and manufacturing operations are carried out in a 15,571 square foot facility located in Hayward, California. This facility is subleased from BEI Technologies, which also conducts research and development at this location. As of March 30, 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs. The Company agreed with BEI Technologies that this reduction in operations would lower usage of the equipment and the subleased facilities described above. Accordingly, the annual lease payments to BEI Technologies have been prorated beginning March 31, 2002, based on the portion of the facilities the Company requires to support its current customers. We believe our facility is adequate to meet our current needs.

RISK FACTORS

Described below are some of the risks we face, although these are not the only risks and uncertainties we may encounter. If any of the conditions giving rise to the following risks occur, our business, financial condition or results of operations could be materially adversely affected. Our actual results could differ materially from those anticipated in the forward-looking statements included in this registration statement as a result of many factors, including the occurrence of any of the conditions described below.

RISKS RELATED TO OUR BUSINESS

We may be unable to continue as a going concern

Given our history of net losses, combined with our inability to date to obtain third party financing or interest from strategic investors, we may be unable to continue as a going concern. During fiscal 2002, we reduced operations and expenditures in an effort to control costs in light of the continued severe downturn in the telecommunications industry. We are currently unable to significantly grow or expand our business in light of recent personnel reductions and other cost-cutting measures. Unless we obtain additional financing, either as debt or equity funding, we will not have the necessary resources to take advantage of any upturn in the telecommunications industry and grow our business. Our ability to continue operations will be contingent on obtaining additional financing during fiscal 2003.

Management's plan to enable the Company to continue as a going concern calls for the Company's operations to be frozen at a minimal level, sufficient to support current product delivery commitments. The Company reduced its fixed cost base to an absolute minimum and no longer maintains any employees of its own. The majority of operating costs are paid by a related party which shares the Hayward facility and from whom engineering and other services are rented on an as-required basis. The cash outlay for the Company's portion of these costs are recorded as additional investment in the Company by the related party. Future operating expenses are expected to be funded by product and prototype revenue under existing contracts. In addition, new prototype or product contracts will not be initiated if these contracts cannot generate positive cash flows within the next 12 months. Management believes that additional funding of less than $1.0 million will enable the Company to continue on a reduced basis as a going concern through September 30, 2003 and that such funding will be available from the related party, if required. Management continues to seek additional equity financing from new and existing sources on an opportunistic and as-available basis. Management plans to defer substantially all research and development activity in the absence of additional equity financing. Although management is confident in its ability to execute its plan to enable the Company to continue as a going concern there is no assurance that the Company will be able to reduce expenditures sufficiently, estimate future contract cost accurately, or secure the necessary financing, in order to continue operations.

We are a company with a very limited operating history, which may make it difficult to evaluate our business prospects.

We were incorporated in February 2000 and commenced independent operations in November 2000. We have not generated revenues from sales of our products but only from engineering work performed for three customers to date. Since inception, a total of six customers have engaged us to supply prototype models of our MEMS-based products and we have yet to sell our products in volume quantities. As a result of our limited operating history, we have only limited data from operations on which to rely in estimating future revenues and as a basis for evaluating our future prospects. If we fail to accurately estimate our future revenue and future operating expenses, we may incur substantially greater losses or use substantially greater resources than we currently anticipate which would cause harm to our financial condition and results of operations.

We expect to incur net losses for the foreseeable future. We may never achieve profitability and we may not succeed as a going concern and our independent auditor has included a statement to this effect in their most recently issued audit report.

We expect to continue to invest considerable resources in developing our technology, marketing our products and establishing customer relationships. We incurred a net loss of approximately $4.1 million for fiscal 2002 and have incurred a net loss of approximately $5.8 million since inception through fiscal 2002 and we expect to continue to incur net losses for the foreseeable future. In order to achieve profitability, we will need to generate significantly higher revenue while containing manufacturing costs and operating expenses. Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Prior to realizing sufficient revenue levels to achieve profitability, we will require additional private or public financing, which may not be available on acceptable terms and conditions. If we are unable to obtain necessary financing in order to allow us time to achieve profitability, our business may fail. Even if we achieve profitability, we must sustain profitability in the future for our business to succeed.

We may not obtain sufficient affordable capital in the future to fund our continued need to invest in our manufacturing operations and research and development.

We will need to continue to make significant capital expenditures to expand our operations to enhance our manufacturing capability and for research and development activities to keep pace with rapidly changing technologies. Based on our current operating plans, we will require additional external financing to fund our capital expenditures, facilitate our research and development efforts and for operating expenses. During the past few years, the markets for equity and debt securities have fluctuated significantly, especially with respect to technology-related companies, and during some periods public offerings and private placements of those securities have been extremely difficult to complete. As a result, in the future, we may not be able to obtain the additional capital required to fund our operations on reasonable terms, or at all, and this lack of capital may have a material adverse effect on our business and results of operations.

Our original line of credit from BEI Technologies was for up to $2.0 million with interest at prime plus 1.5%, expiring on September 28, 2002, unless extended by mutual agreement of the parties. In March 2002, BEI Technologies increased this line of credit by $1.0 million. As of June 29, 2002, the Company had outstanding borrowings totaling approximately $2.7 million on this line of credit. During the fiscal quarter ended June 29, 2002, the Company was informed by BEI Technologies that no further advances would be made to the Company under this line of credit beyond the approximately $2.7 million funded as of June 29, 2002. This determination was the result of the Company's inability to attract significant strategic partners or third party financing to sustain operations. In October 2002, BEI Technologies extended the due date of the line of credit to December 31, 2002. To maintain sufficient liquidity in the future and to fund operations, we may need to enter into a new credit agreement in the future with a commercial lender or issue additional equity to a new or existing investors. A new credit line, if available to us, could have less favorable terms for us than our existing line of credit agreement with BEI Technologies, including a higher borrowing rate, more restrictive terms and possibly requiring liens on some or all of our assets. New equity financing, if available to us, could have less favorable provisions for us than our existing equity instruments.

A significant portion of our business comes from a few customers, and our revenues may decline significantly if any of these customers discontinue doing business with us, or cancel, reduce or delay purchases of our products.

Our success will depend on our continued ability to develop and manage relationships with significant customers. For the fiscal year ended September 29, 2001, one customer accounted for 100% of our revenues, all of which were attributable to an engineering agreement with that one customer. During fiscal 2002, we recorded revenue for engineering work from two customers and payments or receivables for deliveries of prototype products accounted for as an offset to research and development expense from two other customers. We expect our dependence on revenues generated from one or a small number of customers to continue in the near future.

The markets into which we plan to sell our products are dominated by a relatively small number of optical networking systems and subsystems manufacturers thereby limiting the number of our potential customers. As a result, our relationships with significant customers are critically important to our business. We cannot assure you that we will be able to retain any significant customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our components. The loss of, or a significant reduction in orders from one or more of our largest customers, or an inability to successfully develop relationships with additional or replacement customers could adversely affect our financial position and results of operations.

We must manufacture products that meet industry quality standards, or our customers may choose not to purchase our products, which would harm our operating results and ultimately our business.

The manufacturing process for our MEMS-based products, as well as each new manufacturing process we might in the future develop, must pass through varying levels of qualification by our customers. Customers may require that our products be certified under international quality standards, such as the Telecordia and Belcore specifications, or other industry standards. The Telecordia and Belcore standards help insure that components or subsystems used by carrier companies meet certain minimum requirements for technical performance and physical and environmental durability. In some cases our customers will be responsible for verifying that our components comply with these standards, while in other cases the responsibility will be ours. We have not yet applied for any such certifications, nor subjected our products to the complete testing that such certification might require. Our products may also have to meet other customer specific requirements. If we experience delays in receiving industry standard certification or in meeting customer qualifications, our customers may choose not to purchase our products, which would result in significant lost revenue opportunities that could harm our business.

Failure to effectively manage our manufacturing facility could adversely affect our business, financial condition or results of operations.

The operation and management of our high volume facility is a recent activity for us, and, therefore we cannot guarantee that we will be able to meet future customer development deadlines, minimize development costs or effectively manage these operations. It is critical to our growth that we achieve and maintain acceptable yields in the manufacturing of our products and that we maintain these yields and quality requirements for each new product or product enhancement that we introduce. If we fail to achieve and maintain these yields, our ability to deliver products to customers in a timely and cost-effective manner and in the quantities that our customers may require could be significantly impaired.

We must continue to develop, expand and protect our intellectual property and proprietary rights.

We regard our patents, trade secrets and other proprietary rights as important to our success, and rely primarily on a combination of intellectual property and trade secret laws and contractual restrictions to protect our proprietary rights. We have 4 issued U.S. patents expiring in 2016 through 2019, 8 pending patent applications in the United States, 2 pending application with the European Patent Office, and 1 pending application in Canada. There can be no assurance that any of our pending patent applications or any future patent applications will be granted or will not be challenged successfully by third parties, that any patents that may be issued will adequately protect our technology or intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business.

We also use employee and third party nondisclosure agreements to limit access to, and distribution of, our proprietary information. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to protect our rights, to deter misappropriation of such rights or that we will be able to detect unauthorized uses and take immediate or effective steps to enforce our rights. A substantial amount of our intellectual property was contributed to us by BEI Technologies, and there can also be no assurance that the steps we have taken to obtain ownership of this intellectual property will be sufficient to assure our continued ownership of all proprietary rights. Our license and technical assistance agreement with SiTek, Inc., a majority-owned subsidiary of BEI Technologies, governs our rights to our licensed DRIE and direct fusion bonding processes, which are exclusive to us in the telecommunications field. Our license to these processes is perpetual and royalty-free, except with respect to certain permitted third-party sublicenses. Although the grant of these licensed processes is perpetual by its terms, in the event we should breach the terms or conditions of the license, SiTek could potentially seek to revoke the license. We consider our rights to these licensed processes important to our future success.

Although we rely on trade secrets to protect our proprietary technology, no assurance can be given that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain unauthorized access to our proprietary technology. In addition, no assurance can be given that third parties will not obtain patent rights to our trade secrets, which patent rights could be used to assert infringement claims against us. When deemed appropriate or necessary, we intend to vigorously protect our intellectual property rights. However, there can be no assurance that we will be able to enforce our rights or prevent other parties from designing and marketing unauthorized products that are based on our technology. Our ability to compete may be affected by our ability to protect and enforce our proprietary rights, and any failure to do so for any reason could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to obtain licenses for the use of third party technology on acceptable terms.

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. Our inability to obtain any necessary or desired third-party license could require us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could result in reduced margins and loss of market share and could seriously harm our business, financial condition and results of operations.

We have no present intention of listing our common stock with any recognized national securities exchange or quotation system.

We do not intend to apply for the listing of any class of our equity securities on any securities exchange or for the inclusion of our equity securities in any automated quotation system in the near future. Further, our common stock is subject to transfer restrictions, and beneficial ownership in our common stock may not be sold, transferred or hypothecated in any manner. Accordingly, our stock is illiquid, and our stockholders will be required to wait for an unknown time to sell shares of our stock they currently hold.

Future acquisitions we undertake could harm our business by diverting our resources and increasing our operating costs.

We may pursue opportunities to buy other technologies or businesses that would complement our current products and offerings, expand our industry focus, enhance our technical capabilities, or that may otherwise offer growth opportunities. Any future acquisitions could result in the use of significant amounts of cash or equity, the incurrence of debt, and amortization expenses related to certain intangible assets. Our experience in acquiring other technologies and businesses is limited. Acquisitions involve numerous risks, including:

     * difficulties in integrating operations, products, technologies and personnel;

     *    unanticipated costs or write-offs associated with the acquisition;

     *    diversion of management's attention from other business concerns;

     *    diversion of capital and other resources from our existing businesses;
          and

     *    the potential loss of key employees of purchased organizations.

Our products, following our commencement of commercial product sales, may contain defects that are not detected until after these products have been integrated into our customers' systems or products. These defects may cause us to incur additional costs and suffer damage to our reputation.

Some of our MEMS-based optical components and subsystems may originally be designed to be, or eventually be, deployed in large and complex optical network systems or products used in conjunction with optical networking systems. Our products must be compatible with other components and subsystems incorporated into the optical networking system or product. The reliability of our products and their compatibility with other system or product components will only be fully tested when deployed in the final application. If we are unable to fix defects or other problems that may be identified in full deployment or utilization, we could experience:

     *    a loss of, or delay in, revenue;

     *    a loss of existing customers;

     *    increased repair and warranty costs;

     *    increased product development expenses;

     *    damage to our reputation; and

     *    legal actions by our customers.

Our facility could experience catastrophic loss, which would seriously harm our operations.

Our subleased research and development and manufacturing facility could be subject to a catastrophic loss. Any loss of functions at our facility could disrupt our operations, delay production, shipments and revenue, and result in large expense to repair and replace such losses, assuming repair or replacement is even economically feasible or practical for us.

RISKS RELATED TO OUR INDUSTRY

We depend on the continued growth of the optical communications market. If this market does not develop as rapidly as we expect, our growth could be constrained and our business could fail.

Our products are targeted towards optical communications systems and subsystems manufacturers and suppliers and depend on the continued development and growth of the optical communications market. If optical communications networks are not expanded significantly by communications service providers, a significant commercial market for our products will fail to develop. Acceptance of optical communications networks technology depends on many factors, including:

     * its capacity to handle growing demands for transmission of increasing amounts of video, voice and data;

     * its cost effectiveness, performance, reliability and security compared to other forms of communications technology;

     *    ability to manufacture products in sufficient volume;

     *    scalability of products; and

     *    flexibility of products.

We expect substantially all of our revenues to be derived from MEMS-based devices, and if the use of MEMS-based products in optical communications networks fails to achieve commercial success, our business may fail.

We expect MEMS-based devices to account for a substantial portion, if not all, of our total revenues for the foreseeable future. Market acceptance of MEMS-based products by optical network systems and subsystems manufacturers and suppliers will be critical to our future success and growth. To date, we have developed prototype models of custom-designed devices, but our products have yet to be deployed in any commercial communications systems. If our customers do not integrate our products into their systems, subsystems or products, or if these systems, subsystems and products do not in turn gain acceptance among communication networks service providers, manufacturers and integrators our revenues will not grow and our business, financial condition and results of operations will be seriously harmed.

We must develop new products and technology as well as enhancements to our existing products and technology in order to remain competitive. If we fail to do so, our products will be unable to compete in the marketplace and we will not achieve sales growth.

The market for optical communications systems products and technology is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support new products, enhance our existing MEMS-based technology or develop new technologies on a successful and timely basis. If we fail to develop and deploy new products or enhancements of existing products on a successful and timely basis or if we experience delays in the development, introduction or enhancement of our products, our products will not be competitive and we will not be able to generate sufficient sales to support our business.

The development of products utilizing our MEMS-based technology is a complex process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological change could significantly harm our business.

Our ability to reduce costs is limited by our ongoing need to invest in research and development.

Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers, and our business and financial condition could be materially adversely affected. As a result of our need to maintain our spending levels in this area, our operating results could be materially harmed if our net sales do not meet our expectations. In addition, as a result of our emphasis on research and development and technological innovation, our operating costs may increase further in the future.

Management and the Company's board of directors decided in March 2002 to reduce the level of incremental spending for research and development and to reduce operations to a level that will solely support the current customer base.

We face competition from other providers of optical network systems components and subsystems that could harm our business and results of operations.

The market for optical components and technology solutions is highly competitive, highly fragmented and characterized by rapidly changing technological needs and capabilities. Existing or future competitors may presently offer or develop optical components that provide design, performance or other types of advantages over the products that we provide. We expect competition to persist and intensify in the future. We believe that the principal bases of competition in our market are:

     *    overall performance of the product;

     *    total cost of a particular supplier's product;

     *    the scalability of the product;

     *    length of the design and production cycles;

     *    timeliness of the introduction of new products;

     *    scope and responsiveness of technical support;

     *    environmental tolerance; and

     *    versatility of applications.

Our current and potential competitors include large, diversified companies who have developed or acquired competitive product lines, including Analog Devices, Inc., Avanex Corporation, Corning Corporation and its affiliates, JDS Uniphase, Finisar Corporation, and Oplink Communications, Inc. We also compete with smaller companies similarly strategically focused on developing MEMS-based products, including Applied MEMS, Inc., Integrated Micro Machines, Inc., MegaSense, Inc., MEMSCAP S.A., OMM, Inc., and Standard MEMS, Inc.

Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than us. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors have larger market capitalizations or cash reserves than we do and may be much better positioned than we are to acquire other companies in order to gain access to new technologies or products that may displace our products. In addition, some of our competitors have more extensive customer bases, better-developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and could adopt aggressive pricing policies to gain market share, all of which could harm our business. In addition, some of our existing customers are also potential competitors. These companies may attempt to integrate their operations by producing their own optical components or subsystems or by acquiring one of our competitors, thereby eliminating the need to purchase our products. Further, our current and future competitors may develop products comparable or superior to those developed by us or adapt more quickly than us to new technologies, evolving industry standards or customer requirements.

We may be subject to claims of intellectual property infringement.

In the future, we may face litigation regarding patent and other intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement, invalidity or breaches of indemnities, and there can be no assurance that adverse parties in any such litigation would not be able to devote substantially greater financial resources to any litigation proceedings or that we could prevail in any future litigation. Any such litigation, whether or not determined in our favor or settled by us, could be costly and would divert the efforts and attention of our management and technical personnel from normal business operations, which could have a material adverse effect on our business, financial condition and results of operations.

Any potential intellectual property litigation also could force us to do one or more of the following:

          * stop selling or incorporating into our products the challenged intellectual property;

          * obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

          *    oblige us to pay indemnities; or

          *    redesign the products that use the technology.

Additionally, we may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to protect these rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel.

We are subject to environmental laws and other legal requirements that have the potential to subject us to substantial liability and increase our costs of doing business.

Our properties and business operations are subject to a wide variety of federal, state, and local environmental, health and safety laws and other legal requirements, including those relating to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our manufacturing processes. We cannot assure you that these legal requirements will not impose on us the need for additional capital expenditures or other requirements in order to comply with future laws and regulations. If we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities.

RISKS RELATED TO OUR RECENT SEPARATION FROM BEI TECHNOLOGIES AND OUR CONTINUING RELATIONSHIP

Our future success will depend on our ability to implement the systems and controls necessary to support our business.

The technology comprising the core of our business was contributed and transferred to us by BEI Technologies in October 2000. Prior to that time, BEI Technologies conducted activities related to our present business through various divisions and subsidiaries and has historically provided us with operational, financial and other support. Since our separation, effective November 2000, we have operated as an independent company, but have yet to fully develop and implement all of the financial, management, information and reporting systems and controls necessary to support our business. Furthermore, we will need to continually improve our systems and controls as the size of our company increases. BEI Technologies initially agreed to provide us with various interim services through September 2001, however these arrangements have been extended and may now be terminated by either party upon reasonable notice to the other party. After the termination of these arrangements, we may not be able to replace these interim services on terms, including cost, as favorable as those we will receive from BEI Technologies. We cannot give any assurance that we will be able to develop the necessary systems resources and controls to support our business.

BEI Technologies and our directors and management collectively have substantial control over us, which could delay or prevent a change in our corporate control.

As of December 11, 2002, BEI Technologies and our directors and management beneficially owned in the aggregate approximately 50% of our outstanding shares on a fully diluted basis, assuming the conversion of all Series A Preferred Stock to common stock and exercise of outstanding options. BEI Technologies alone owns approximately 25% of our total outstanding securities on a fully diluted basis and 40% of our voting securities on a fully diluted basis, and, as the holder of our Series A preferred stock, has the right to approve significant corporate actions, including the issuance of additional shares of preferred stock, certain acquisitions or asset transfers of the corporation, and dissolution or liquidation proceedings. BEI Technologies and our directors and management are in the aggregate able to exercise substantial control over all matters requiring shareholder approval, including the election of directors and approval of mergers or other significant corporate transactions, future issuances of common stock, or other securities, including debt securities, and may have the ability to delay or prevent an outside party from acquiring or merging with us.

Two of our directors and certain of our executive officers may have conflicts of interest because they are also directors of BEI Technologies, formerly or presently provided services to or were employed by BEI Technologies or own significant amounts of BEI Technologies' stock.

Two members of our board of directors are also directors of BEI Technologies, one of whom is also our Chief Financial Officer. These directors have obligations to both companies and may have conflicts of interest with respect to matters potentially or actually involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both BEI Technologies or its affiliates and us. These directors collectively own and may in the future own or have options to purchase significant amounts of BEI Technologies' stock, as well as collectively own significant amounts of our stock. This ownership could create, or appear to create, potential conflicts of interest when these directors are faced with decisions that could have different implications for BEI Technologies and us.

Out  of an  average  of 12  business  days  spent  each  month  on  professional management activities, our Chief Financial Officer devotes approximately three-quarters of his time to us and the remainder to BEI Technologies. During fiscal 2001, our then incumbent President split his time equally between providing services to us and BEI Technologies, with a total average of 16 business days spent each month on professional management activities. As of the commencement of our fiscal year 2002, he began providing services exclusively to us. As of June 2002, the Company's current President/General Manager was appointed by the Board of Directors. The Company's new President also serves as President of a subsidiary of BEI Technologies.

To date, we have not instituted formal procedures for our directors and officers to follow to safeguard against conflict of interest disputes. We presently rely on our directors' awareness of their fiduciary duties and our executive officers' understanding of their responsibilities to us and to each other company for whom they may serve as a director or in an executive capacity. This informal policy may not adequately protect us from all conflict of interest situations. Additionally, when proposed rules requiring adoption of a formal code of ethics issued by the Securities and Exchange Commission are effective, we will adopt such a formal policy.

We may have potential business conflicts of interest with BEI Technologies with respect to our past and ongoing relationships, the resolution of which may not be as favorable to us as if we were dealing with an unaffiliated party.

We currently have various interim and ongoing agreements with BEI Technologies. However, disputes could arise between BEI Technologies and us in a number of areas relating to our past and ongoing relationships, including:

          * the nature, extent of, and pricing of the interim services BEI Technologies has agreed to provide to us;

          * intellectual property rights, employee benefits and other matters arising from our separation from BEI Technologies; and

          *    major business combinations involving us.

We cannot assure you that we will be able to resolve any conflicts we may have with BEI Technologies or, if we are able to do so, that the resolution will be as favorable as if we were dealing with an unaffiliated party. The agreements we have entered into with BEI Technologies may be amended by mutual agreement of the parties. It is possible future amendments to these agreements could contain provisions less favorable to us than the current terms of these agreements.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Name                            Age                    Position
------------------------------  ----    ----------------------------------------
Dr. Lawrence A. Wan ..........   64     Chairman of the Board
Gerald D. Brasuell............   54     President
Gary D. Wrench. ..............   69     Chief Financial Officer and Director
Martin Lim. ..................   38     Chief Technical Officer
Danforth Joslyn ..............   72     Director
Charles Crocker ..............   63     Director
Dr. James W. Seeser...........   59     Director

Dr. Lawrence Wan has served as our Chairman of the board and as a director since our inception. From September 1997 to September 2002, Dr. Wan served as Senior Vice President and Chief Technical Officer of BEI Technologies and President of SiTek, Inc., a subsidiary of BEI Technologies. Prior to that, from July 1990 to September 1997, Dr. Wan served as Vice President and Chief Technical Officer of BEI Electronics, Inc., renamed BEI Medical Systems Company, Inc. From 1984 until 1990, Dr. Wan served as Vice President, engineering, of Systron Donner Corporation, and held various technical and general management positions with that company between 1979 and 1984. From 1968 through 1979, he served as Chief Executive Officer of Sycom, Inc., a commercial electronics company, of which he was also a founding member. Dr. Wan holds B.S., M.S. and Ph.D. degrees in Engineering and Applied Sciences from Yale University. Dr. Wan served as a director of BEI Medical Systems Company, Inc. until the sale of that company to Boston Scientific Corporation in July 2002.

Mr. Gerald D. Brasuell has been our President since June 2002. Mr. Brasuell is also Vice President and General Manager of the Systron Donner Inertial Division of BEI Technologies and President of SiTek, Inc. Mr. Brasuell has served in the Systron Donner Inertial Division position since December 6, 2002. Mr. Brasuell previously served as Vice President and General Manager of Systron Donner Inertial Division from October 1995 through February 2002. From 1985 until 1995, Mr. Brasuell held executive staff level positions at Systron Donner Inertial Division in Program and Contracts Management, Advanced Product Development and Manufacturing. Between 1976 and 1985 Mr. Brasuell held various technical and management positions at Systron Donner Inertial Division.

Mr. Gary Wrench has served as our Chief Financial Officer and as a director since inception. Mr. Wrench's present time commitment to us as our Chief Financial Officer is part-time. Mr. Wrench served as Senior Vice President and Chief Financial Officer of BEI Technologies from September 1997 until his retirement from BEI Technologies in May 2000. Following Mr. Wrench's retirement from full-time service to BEI Technologies, Mr. Wrench has continued to provide professional services to BEI Technologies as an independent consultant. From July 1993 until September 1997, he served as Senior Vice President and Chief Financial Officer of BEI Electronics, Inc., renamed BEI Medical Systems Company, Inc. From April 1985 to July 1993, he served as vice president of BEI Electronics, Inc. and President and Chief Executive Officer of BEI Motion Systems Company, Inc., then a wholly owned subsidiary of BEI Electronics, Inc., now a part of BEI Technologies. Mr. Wrench holds a B.A. from Pomona College and an M.B.A. from the University of California, Los Angeles. Mr. Wrench serves as a member of the board of directors of BEI Technologies, Inc. He also served as a director of BEI Medical Systems Company, Inc. until the sale of that company to Boston Scientific Corporation in July 2002.

Mr. Martin Lim has served as our Chief Technical Officer since May 2000. From May 1997 to January 2001, Mr. Lim served as the director of technology for SiTek, Inc., a subsidiary of BEI Technologies, where he initiated programs in microfluidics, biomedical implants and photonic devices. From March 1995 until May 1997, Mr. Lim served as Senior Technologist for BEI Technologies, specializing in developing advanced silicon-based sensors and microfabrication initiatives. From December 1989 to January 1995, Mr. Lim was a member of the research staff at Xerox's Palo Alto research center focusing on MEMS technology research as applied to microfluidic ink jet printing. Mr. Lim has been awarded 9 U.S. patents in both device and processes technologies. Mr. Lim holds B.S. and M.S. degrees in Mechanical Engineering from the University of California at Berkeley.

Mr. Danforth Joslyn has served as a director since inception. From inception to June 2002, Mr. Joslyn served on a part-time basis as the Company's President. From 1998 to the present, Mr. Joslyn has served on a less than full time basis as an executive officer of Neovasys, Inc., a development stage medical device company of which he was a founder. From 1998 to the commencement of our 2002 fiscal year, Mr. Joslyn provided services to BEI Technologies as an independent consultant. From 1993 to 1998, Mr. Joslyn served in an executive capacity with similarly focused predecessor companies to Neovasys. Mr. Joslyn was a founder of Optical Coating Laboratory, Inc. (OCLI), a company specializing in vacuum deposited thin film products serving the optical networking, medical and defense markets. From 1988 to 1993, Mr. Joslyn served as President and Chief Executive Officer of a joint venture established to develop color-shifting pigments for the security market by OCLI and Imperial Chemical Industries. From 1959 to 1993, Mr. Joslyn served as a member of OCLI's board of directors and in various executive positions with OCLI, including as its President and chief operating officer. Mr. Joslyn holds a B.S. and a J.D. from George Washington University

 Mr. Charles Crocker has served as a member of our board of directors since inception. Mr. Crocker was a founder of BEI Technologies, and has served as Chairman of the board of directors and Chief Executive Officer of BEI Technologies since September 1997. Mr. Crocker also served as President of BEI Technologies until May 2000. Mr. Crocker served as President of Crocker Capital Corporation from 1970 to 1985, and as general partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. Mr. Crocker holds a B.S. from Stanford University and an M.B.A. from the University of California, Berkeley. Mr. Crocker serves as a member of the board of directors of Fiduciary Trust Company International, Pope & Talbot, Inc., BEI Technologies, Inc. and Teledyne Technologies, Inc.

Dr. James W. Seeser was elected as a Director of OpticNet in August 2002. He has advised several companies in technical management after completing a 18 year career in 2001 with Optical Coating Laboratories, Inc. ("OCLI"), a division of JDS Uniphase ("JDSU"). He was most recently a vice president at OCLI after serving for 7 years as Chief Technical Officer for OCLI in charge of U.S. and foreign technology integration. Prior to that, he was in charge of various operating units of OCLI. Dr. Seeser received his Ph.D. and M.S. from the University of Missouri and his B.A. from Drury College. Dr. Seeser has received several patents for his inventions and has published numerous technical articles.

Board of Directors and Officers

The members of our board of directors are currently elected annually for a term of one year. Upon election, all directors hold office until the next annual meeting of stockholders at which their terms expire and until their successors have been duly elected and qualified. In the event we should no longer be subject to certain provisions of the California Corporations Code with which we must presently comply, we intend to provide for a classified board of directors, which could have the effect of deterring hostile takeovers or delaying changes in control of management. Our executive officers serve at the discretion of the board of directors. There are no family relationships among any of our officers and directors. Directors who are not officers of OpticNet do not presently receive any compensation for their services as board members, though they may be reimbursed for expenses in connection with attendance at board meetings.

Committees of the Board of Directors

We do not presently have any standing committees of the board. We will establish an audit and compensation committees prior to listing our shares for trading with any nationally recognized securities exchange or quotation system.

Services Provided by our President and Chief Financial Officer

Mr. Joslyn, our former President (until June 2002), was party to a consulting Agreement with us, and Mr. Wrench, our Chief Financial Officer, is party to a consulting agreement with BEI Technologies. During fiscal 2002, each of Mr. Joslyn and Mr., Wrench divided their time spent on professional management activities between service to us and service to BEI Technologies. Mr. Joslyn's agreement with us covered Mr. Joslyn's continuing monthly services to us. During fiscal 2001, Mr. Joslyn split his time equally between service to us and BEI Technologies, based on an average of 16 business days combined service per month, and payments to Mr. Joslyn under this agreement were allocated to our account and that of BEI Technologies on an equal basis. During fiscal 2001, payments to Mr. Joslyn allocated to our account under this agreement totaled $32,000 and $32,000 was allocated to the account of BEI Technologies. As of the commencement of our 2002 fiscal year, Mr. Joslyn began providing services exclusively to us under this agreement. As of June 2002, we recognized payments to Mr. Joslyn of approximately $53,000. Mr. Wrench's agreement with BEI Technologies includes coverage of services performed on our behalf and payments to Mr. Wrench under this agreement are allocated to our account and that of BEI Technologies on the basis of time spent by Mr. Wrench each month on behalf of each company. Mr. Wrench's agreement provides Mr. Wrench is to be compensated at a rate of $6,000 per month, plus payment of $1,200 per day for service to us or to BEI Technologies that exceeds five days per month. Service to us averages approximately three quarters of Mr. Wrench's professional time each month, out of an average of twelve business days of combined service to us and BEI Technologies each month. During fiscal 2002, payments to Mr. Wrench allocated to us under this agreement totaled $94,000. The agreement between BEI Technologies and Mr. Wrench provides for a one-year term, renewable annually in June of each year upon mutual agreement of the parties and is cancelable by either party upon thirty days written notice.

ITEM 2.  PROPERTIES

Our properties consist of leased facility space and leased equipment. We lease facility space used for administrative purposes in San Francisco, California, and we lease a facility for sales, manufacturing and research and development purposes in Hayward, California. We lease certain core equipment used in operations that we have installed at our Hayward, California facility. Additionally, we may use facilities located in Concord, California from time to time as permitted under our intercompany agreement with BEI Technologies. We believe that our existing properties and equipment are adequate for present operations. The Company's principal facilities are as follows:


Location                                      Description of Facility
--------------------------------------------------------------------------------

Hayward, California       Leases approximately 15,571 square foot manufacturing,
                          research and development facility.

ITEM 3.  LEGAL PROCEEDINGS

The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions, individually or in the aggregate, will have a material impact on the Company's business, financial condition or operating results. The Company is a codefendant in a dispute with a former employee, which at September 28, 2002, cannot be reasonably estimated as to the future financial impact. The Company believes this claim has no merit and is rigorously defending the allegation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our voting common stock or nonvoting common stock. As of December 11, 2002, shares of our voting common stock were held by approximately 3,000 record holders, shares of our nonvoting common stock were held by 22 individuals and approximately 146,000 shares of our voting common stock were subject to outstanding options. Our common stock is currently subject to significant restrictions on transfer as set forth in our bylaws. We have paid no dividends during the past three fiscal years. The payment and amount of cash dividends on our common stock is at the discretion of our board of directors. We anticipate that for the foreseeable future we will retain earnings, if any, for use in our business.

Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of nonvoting Series B Preferred Stock to BEI Technologies, in exchange for financing provided during the third and fourth quarters of fiscal 2002 in the amount of $1,814,642. The sale was exempt under Regulation D of the Securities Act of 1933.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

-----------------------------------------------------------------------------------------------------------------------------
         Plan Category             Number of securities to be      Weighted-average exercise         Number of securities
                                     issued upon exercise of     price of outstanding options,      remaining available for
                                      outstanding options,            warrants and rights        future issuance under equity
                                     warrants and rights (a)                                          compensation plans
                                                                                                     (excluding securities
                                                                                                   reflected in column (a))
-----------------------------------------------------------------------------------------------------------------------------
Equity Compensation plans
approved by security holders:

   2000 Equity Incentive Plan                145,833                         $0.09                          830,481

Equity Compensation plans
not approved by security
holders:                                       --                              --                             --


Total                                        145,833                         $0.09                          830,481
-----------------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data

The following table sets forth our selected historical financial data, which includes research and development expenses borne by BEI Technologies since our inception through fiscal 2002. We derived the data as of and for the fiscal years ended September 28, 2002 and September 29, 2001, and from February 23, 2000 (inception) to September 30, 2000 and from February 23, 2000 (inception) to September 28, 2002 from our audited financial statements and related notes. This data should be read in conjunction with our audited financial statements and related notes for the fiscal years ended September 28, 2002 and September 29, 2001, and from February 23, 2000 (inception) to September 30, 2000 and from February 23, 2000 (inception) to September 28, 2002 included at Item 7 of this Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                 Period From            Period From
                                   Year Ended              Year Ended         February 23, 2000         February 23,
                                  September 28,           September 29,         (Inception) to       2000 (Inception) to
                                     2002                     2001            September 30, 2000      September 28, 2002
                       -------------------------------------------------------------------------------------------------------
Statement of
Operations Data:
Revenues                         $   112,500             $   499,000             $      --               $   611,500
Gross Profit                          28,699                 239,360                    --                   268,059
Net Loss                          (4,131,429)             (1,574,755)               (105,746)             (5,811,930)
Balance Sheet Data:
Cash and Cash
Equivalent                       $     4,881             $   828,489             $ 1,012,803             $     4,881
Total Assets                           9,196               1,048,849               1,012,803                   9,196
Stockholders' Deficit             (2,915,327)               (614,177)                944,073              (2,915,327)


The information for the 2002, 2001 and 2000 fiscal years' quarters presented below is unaudited but has been prepared on the same basis as the audited financial statements appearing elsewhere in this form 10-K. In the opinion of management, all necessary adjustments consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements and the related notes. These operating results are not necessarily indicative of the results of any future period. All expense categories below include stock-based compensation.


                      September       June 29,     March 30,    December       September     June 30,
                      28, 2002         2002          2002        29, 2002       29, 2001       2001
                     -----------   -----------   -----------   -----------   -----------   -----------
Statement of
Operations Data:
Revenues             $      --     $    25,000   $      --     $    87,500   $      --     $   174,000
Gross Profit (loss)      (27,549)       12,500          --          43,748          --         109,360
Net Loss                (496,217)   (1,149,501)   (1,767,771)     (717,940)   (1,001,371)     (239,364)
Loss Per Share             (0.09)        (0.20)        (0.32)        (0.13)        (0.19)        (0.05)
Balance Sheet Data
(as of the dates
noted above):
Cash and Cash
Equivalents          $     4,881   $    21,655   $   106,834   $   530,893   $   828,489   $ 1,071,404
Total Assets               9,196        74,749       308,538       852,919     1,048,849     1,247,258
Stockholders'
Deficit               (2,915,327)   (3,080,376)   (3,090,926)   (1,328,502)     (614,177)      430,529
                     -----------   -----------   -----------   -----------   -----------   -----------


                                                                        February 23,
                                                                           2000
                                                                        (inception)
                      March 31,     December      September    July 2,   to April 1,
                        2001        30, 2000      30, 2000      2000        2000
                     -----------   -----------   -----------   --------  ---------
Statement of
Operations Data:
Revenues             $   325,000   $      --     $      --     $   --    $    --
Gross Profit (loss)      130,000          --            --         --         --
Net Loss                (157,992)     (176,028)     (105,746)      --         --
Loss Per Share             (0.03)        (0.04)        (0.08)      --         --
Balance Sheet Data
(as of the dates
noted above):
Cash and Cash
Equivalents          $ 1,062,724   $ 1,278,834   $ 1,012,803       --         --
Total Assets           1,164,580     1,381,318     1,012,803       --         --
Stockholders'
Deficit                  669,893       868,971       944,073       --         --
                     -----------   -----------   -----------   --------  ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements, which are included in this Form 10-K. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed in this section and in the "Business--Risk Factors"--section of this Form 10-K.

See "Critical accounting policies and the use of estimates" for a description of the Company's critical accounting policies.

The following table sets forth, for the fiscal years ended September 28, 2002 and September 29, 2001 and the period from February 23, 2000 (inception) to September 30, 2000, the percentage of net sales represented by certain items in the Company's Statements of Operations.


                                                         Fiscal Period Ended
                                                     2002       2001        2000
                                                    -----      -----       -----
Net sales .........................................   100%       100%       -- %
Cost of sales .....................................    74         52        --
                                                    -----       ----        ----
Gross profit ......................................    26         48        --
Operating expenses:
Selling, general and administrative expenses ......  1137        174        --
Research, development and related expenses ........  2453        195        --
                                                    -----       ----       -----
Loss before interest and taxation (EBIT) .......... (3564)      (321)       --
Other income ......................................     3         10        --
Interest expense ..................................  (112)        (5)       --
                                                    -----       ----       -----
Net loss .......................................... (3673%)     (316%)      -- %
                                                    =====       ====       =====


Results of Operations

Years ended September 28, 2002 and September 29, 2001

Revenues

Revenues during fiscal 2002 reflected work performed under engineering agreements with two unaffiliated customers and decreased approximately $387,000 to $112,500 from a similar period in fiscal 2001. The decrease is due to the slow down of demand for new telecommunications equipment components as compared to prior periods. During fiscal 2001, revenues were $499,000, which reflected work performed under an engineering agreement with one customer, Glimmerglass Networks.

Cost of Revenues and Gross Profit

Cost of revenues as a percentage of revenues in fiscal 2002 increased by 22 percentage points to 74%. The increase is due to higher direct costs on engineering agreements in the current year. In fiscal 2001, cost of revenues as a percentage of net revenues was 52%, resulting in gross profit of approximately $239,000. Cost of revenues includes salaries, materials and production overhead.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during fiscal 2002 increased approximately $410,000 over fiscal 2001 to $1.3 million. The increase was primarily due to increased professional, consulting and legal fees of approximately $567,000. The remaining increase was due to facility rent, which in fiscal 2002 was the first full year of rent expense, travel and other costs. Selling, general and administrative expenses included payments made to BEI Technologies for various accounting, human resources and other administrative services provided by BEI Technologies pursuant to the Services Agreement between the two companies. These payments during fiscal 2002 were $50,000. The cost of these services was established at $25,000 per fiscal quarter at the time of entrance into the Services Agreement based upon the square footage, headcount, usage and other methods management believes to be reasonable. In the fiscal quarter ended June 29, 2002, BEI Technologies agreed to suspend charges for the third and fourth fiscal quarters and reduce the level of administrative support to a minimal level reflecting the reduced operations of the Company in the six months ended September 28, 2002 due to the Company's inability to obtain significant strategic partners or third party financing. As a percentage of net revenues, selling, general and administrative expense was 1137% in fiscal 2002 compared to 174% in fiscal 2001.

Research and Development Expenses

Research and development expenses during fiscal 2002 increased approximately $1.8 million over fiscal 2001 to $2.8 million. The increase was primarily due to increased gross costs for direct employee compensation expense and related benefits of approximately $1.3 million resulting from a significant staffing up of research and development headcount in expectation of increased market demand, increased gross costs for facility rent and operations of approximately $95,000, as well as increased gross costs for materials and supplies of approximately $470,000. Many of these costs had a full year effect for the first time in fiscal 2002. The remaining increase was due to gross costs for professional fees, travel and other costs. During fiscal 2002, the Company recorded payments or receivables of $187,000 for deliveries of prototype products to two unaffiliated customers as a net against research and development expense. In addition, the Company recorded payments or receivables for deliveries of prototype products during fiscal 2001 of $210,000 from a total of five customers, including Glimmerglass Networks. Payments or receivables for deliveries of prototype products were accounted for as an offset to research and development expense. As a percentage of net revenues, research and development expense was 2453% in fiscal 2002 compared to 195% in fiscal 2001.

Related Party Financing

Since inception, all operating capital of the Company has been provided by BEI Technologies as debt or equity financing. The Company has been unable to gain outside financing from independent parties to date, in light of the severe downturn in the optical networking industry.

In October 2000, BEI Technologies agreed to provide OpticNet with a line of credit originally established for up to $2.0 million. During fiscal 2002, the line of credit was amended to allow for borrowings up to $3.0 million. During the fiscal quarter ended June 29, 2002, BEI Technologies suspended the availability of advances to the Company under the line of credit, under which amounts outstanding at such time totaled approximately $2.7 million in principal amount. As of March 30, 2002, the Company was advised by BEI Technologies that, in view of the Company's inability to obtain outside financing to date and other general indications of investor dissatisfaction with businesses in the telecommunications market, further debt financing would not be provided by BEI Technologies. During October 2002, BEI Technologies extended the maturity date of the line of credit to December 31, 2002. In the six months ending September 28, 2002, BEI Technologies provided an additional $1.8 million, approximately, of financing to the Company, which was advanced with the intent to convert such cash advances into additional equity. Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of nonvoting and nonconvertible Series B Preferred Stock to BEI Technologies, in consideration of the $1.8 million advanced during the third and fourth quarters. See Note 2 for a further description of the relationship with BEI Technologies.

Interest Expense and Interest Income

Interest expense during fiscal 2002 increased approximately $102,000 to $125,000 as compared to fiscal 2001 due to the increased average outstanding balance and additional borrowings on the Company's line of credit agreement with BEI Technologies.

Interest income was $4,000 in fiscal 2002, and $50,000 in fiscal 2001 due to the decrease in income earned on highly liquid investments.

Liquidity and Capital Resources

During fiscal 2002 total cash used in operations was approximately $4.1 million. Cash provided by operations included the positive impact of non-cash charges from depreciation and amortization of $21,000 and $14,000, respectively. In addition, positive impacts to cash resources resulted from decreases in trade receivables, prepaid expenses, and other current assets, of $100,000, $15,000, and $62,000, respectively and an increase in other related party liabilities of $214,000. These cash inflows were offset by a net loss of $4.1 million, as well as decreases in trade accounts payable, accrued and other liabilities, customer advances, and deferred rent of $119,000, $284,000, $25,000 and $15,000, respectively.

Cash provided by investing activities during fiscal 2002 consisted of a purchase of approximately $3,000 in capital equipment, offset by a decrease in other assets of $21,000. Rent expense related to this equipment totaled approximately $399,000 during the first six months of fiscal 2002. Beginning in the third quarter of fiscal 2002, the Company reduced operations due to its inability to obtain additional financing from unaffiliated investors to date. Thus, due to reduced usage now expected on the subleased equipment, past rent expenses on the subleases is not necessarily indicative of future results. Rent expense for fiscal 2002 was approximately $0.7 million. Transactions with BEI Technologies, a minority investor and the Company's former parent company, are not necessarily on an arms-length basis and the Company may receive more favorable terms under these arrangements than it would from an unrelated party.

Cash provided by financing activities during fiscal 2002 consisted of net proceeds of $1.5 million from borrowings on the Company's note payable to BEI Technologies under its related party line of credit arrangement. The borrowings were used to fund daily operations, capital investments and product development. In March 2002, BEI Technologies increased this line of credit by $1.0 million. Also during fiscal 2002, cash from financing activities included the provision of financing, subsequently converted into Series B preferred stock of the Company following year-end and option exercises for common stock of approximately $2,000.

If the Company continues as a going concern, the Company anticipates incurring substantial additional losses over at least the next several years. Since inception, the Company has incurred recurring operating losses and negative cash flows from operations. As of September 28, 2002, the Company had an accumulated deficit of $5.8 million. After extensive discussions with prospective outside investors throughout fiscal 2002, during March 2002 the Company became aware that none of these discussions would result in near term equity financing for the Company. As of March 30, 2002, the Company was advised by BEI Technologies that, in view of the Company's inability to obtain outside financing to date and other general indications of investor disaffection with businesses in the telecommunications market, further debt financing would not be provided by BEI Technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During fiscal 2002, the Company completed an equity investment in the Company by BEI Technologies, in the form of nonvoting preferred stock, in consideration of amounts received in the third and fourth quarters of fiscal 2002. As of the end of the Company's March 30, 2002 fiscal quarter, management determined that the Company would not have sufficient financing for the remainder of its 2002 fiscal year without modifying the Company's business plan, implementing strict cost-cutting measures and obtaining additional financing was obtained. Therefore, management and the Company's board of directors reduced the level of spending by the Company for research and development and facility and equipment expenditures and to reduce operations to a level that will solely support the current customer base. The Company intends to continue to operate in such a scaled back manner until additional outside financing is available or other prospects are realized by the Company.

In April 2002, the Company underwent a reduction in force resulting in 8 individuals terminating employment with the Company, including engineering, manufacturing and marketing personnel. Severance pay for affected persons was per Company policy, including cash payment and the acceleration of the vesting of options for certain affected individuals. Total cash costs related to the reduction in force of approximately $86,000 was recorded in the fiscal quarter ending June 29, 2002.

To further reduce costs for the Company in the near term, during July 2002, all of the Company's remaining 15 employees were released from their employment with the Company and accepted employment with a subsidiary of BEI Technologies, as agreed to by both companies. The Company's newly appointed President and Chief Technical Officer have also become employees of this same subsidiary of BEI Technologies, but continue to serve as executive officers of the Company. The services of certain key individuals, including the Company's newly appointed President and Chief Technical Officer, are expected to continue to be available to the Company on an as needed basis, with reimbursement by the Company to their present employer for the time value of their services.

Management has developed a plan to enable the Company to continue as a going concern, see "Item 1. Business - Risk Factors" and Note 1.

Year ended September 29, 2001 and Period from Inception to September 30, 2000

Revenues

During fiscal 2001, revenues were $499,000, reflecting work performed under an engineering agreement with one customer, Glimmerglass Networks. There were no revenues generated in the period from inception to the end of fiscal 2000.

Cost of Revenues and Gross Profit

In fiscal 2001, cost of revenues as a percentage of net revenues was 52%, resulting in gross profit of approximately $239,000. Cost of revenues includes salaries, materials and production overhead. There was no cost of revenues in the period from inception to the end of fiscal 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal 2001 increased $854,000 from $15,000 in the period of inception to the end of fiscal 2000 to $869,000. These expenses consisted primarily of direct employee compensation expense and related benefits of approximately $396,000, as well as professional, consulting and legal fees of approximately $273,000. As a percentage of net revenues, selling, general and administrative expense was 174% in fiscal 2001.

Selling, general and administrative expenses paid to BEI Technologies by us during fiscal 2001 totaled $75,000, which covered services received from BEI Technologies under our InterCompany Services Agreement for three fiscal quarters during fiscal 2001 at a cost of $25,000 per fiscal quarter. The per fiscal quarter cost of $25,000 for services covered under our InterCompany Agreement was established based upon square footage, headcount, usage and other methods that management believes to be reasonable.

Research and Development Expenses

Research and development expenses in fiscal 2001 increased $870,000 from $102,000 in the period of inception to the end of fiscal 2000 to $972,000. The increase was due to a full year operating period in fiscal 2001 as an independent company dedicated to expanding operations, compared with seven months in fiscal 2000 during which we were still in an organizational stage. Research and development expenses in fiscal 2001 consisted primarily of gross costs for direct employee compensation expense and related benefits of approximately $614,000 and gross costs related to facility rent and operations of approximately $219,000. In addition, we recorded payments or receivables for deliveries of prototype products during fiscal 2001, accounted for as an offset to research and development expense, from a total of five customers, including Glimmerglass Networks. As a percentage of net revenues, research and development expense was 195% in fiscal 2001.

Interest Expense and Interest Income

Interest expense was $24,000 in fiscal 2001 due to borrowings during the year under our line of credit agreement with BEI Technologies.

Interest income was $50,000 in fiscal 2001, and $11,000 in the period from inception to the end of fiscal 2000 due to income earned on highly liquid investments.

Liquidity and Capital Resources

During fiscal 2001, we used $1,316,000 of cash and cash equivalents in operations. Increases in accrued expenses and other liabilities and accounts payable of $319,000 and $131,000, respectively, together with a non-cash charge for depreciation and amortization of $12,000, and other cash inflows of $3,000 provided $465,000 in cash. These cash inflows were offset by a net loss of $1,575,000, as well as increases in trade receivables, other current assets and prepaid expenses of $100,000, $62,000 and $19,000, respectively, and a decrease in customer advances of $25,000.

Investing activities in fiscal 2001 consisted of our purchase of $21,000 in capital equipment to support increased research, development and production and our entrance into an equipment sublease arrangement with BEI Technologies. During fiscal 2001, we financed equipment with a value of $708,000 under this arrangement, with an initial lease term of three years. Our transactions with BEI Technologies, a minority investor and our former parent company, are not necessarily on an arms-length basis and we may receive more favorable terms under these arrangements than we would from an unrelated third-party. In addition, an increase in deposits resulted in cash outflows of $22,000.

Financing activities for us in fiscal 2001 generated $1,175,000 of cash inflows. Borrowings were $1,331,000 during the year on our note payable to BEI Technologies under our line of credit. The borrowings were used to fund daily operations, capital investments and product development. Additionally, the issuance of common stock generated $8,000 in cash. These cash inflows were partially offset by $164,000 of principal repayments on the note payable.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on our operations.

Financing from Related Party

Pursuant to the facilities sublease agreement, equipment sublease agreement and the Services Agreement, payments due to BEI Technologies were as follows:

                                                                        Fiscal Years Ended:
                                      Period from February 23,    September 29,    September 28,    Period from February 23,
                                         2000 (inception) to           2001            2002            2000 (inception) to
                                         September 30, 2000                                            September 28, 2002
                                     ----------------------------------------------------------------------------------------
Subleases
    Facilities sublease  .......               $8,486               $213,569         $134,585               $356,640
    Equipment sublease  ........                 --                     --            660,449                660,449

Total amounts financed under
subleases.......................                8,486                213,569          795,034              1,017,089
Intercompany service
charges.........................                 --                   75,000           50,000                125,000
Total payments due..............               $8,486               $288,569         $845,034             $1,142,089


Recent Developments

During the third and fourth quarters of fiscal 2002, BEI Technologies provided the Company with approximately $1.8 million in financing, which was advanced with the understanding that such amount would be converted into a form of nonvoting equity in the Company. Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of nonvoting and nonconvertible Series B Preferred Stock to BEI Technologies, in consideration of the $1.8 million advanced during the third and fourth quarters.

Critical Accounting Policies and the Use of Estimates

Management's discussion and analysis of financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company reviews the accounting policies used in reporting its financial results on a regular basis. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates. Results may differ from these estimates due to actual outcomes being different from those on which the Company based its assumptions. The Company believes the following critical accounting policies affect significant judgments and estimates used in the preparation of its financial statements.

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

Litigation

The Company reserves for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher than the amounts reserved.

Environmental Matters

The Company reserves for known environmental claims, of which there are none in fiscal 2002, when payments associated with the claims become probable and the costs can be reasonably estimated. The Company's environmental reserves, for all periods presented, are recorded at the expected payment amount. The actual cost of resolving environmental issues may be higher than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

Property, Plant and Equipment and Related Depreciation

The Company records property, plant and equipment at cost, which is depreciated using the straight-line method for structures and accelerated or straight-line methods for equipment over their estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or their estimated useful lives. Management reviews the estimated useful lives of property, plant and equipment to verify that the assets are being depreciated in accordance with their usage and all assets no longer in service are fully depreciated.

Accrued Expenses and Other Liabilities

The Company records liabilities for services or products received in the period in which the benefit was recognized. Due to the difficulty in estimating costs of these services or products received, actual costs may be substantially higher than the amounts recorded.

 ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company was incorporated in February 2000 and commenced independent operations in November 2000. The Company has not yet generated revenues from sales of its products but only from engineering work performed for three customers to date. The Company expects to incur net losses for the foreseeable future. The Company may never achieve profitability and may not succeed as a going concern and its independent auditor has included a statement to this effort in their most recently issued audit report.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OpticNet, Inc.
(a development stage company)
Balance Sheets

                                                           September 28,   September 29,
                                                                2002           2001
                                                             ----------     ----------
Assets

Current assets:
   Cash and cash equivalents .............................   $    4,881     $  828,489
   Trade receivables, less customer allowance for
    doubtful accounts (2002--$57,080; 2001--$0) ..........         --           99,720
   Prepaid expenses ......................................        3,263         18,528
   Other current assets ..................................          324         62,103
                                                             ----------     ----------

Total current assets .....................................        8,468      1,008,840

   Property and equipment, net ...........................         --           17,984
   Deposits ..............................................          728         22,025
                                                             ----------     ----------
                                                             $    9,196     $1,048,849
                                                             ==========     ==========

See accompanying notes.

OpticNet, Inc.
(a development stage company)
Balance Sheets (cont.)

                                                                                           September 28,    September 29,
                                                                                               2002             2001
                                                                                            -----------      -----------

Liabilities and stockholders' deficit

Current liabilities:
   Accounts payable ...................................................................     $    13,713      $   132,574
   Accrued expenses and other liabilities .............................................          40,394          324,174
   Other related party liabilities ....................................................         214,078             --
   Note payable to related party ......................................................       2,656,338        1,166,608
   Customer advances ..................................................................            --             25,000
                                                                                            -----------      -----------
Total current liabilities .............................................................       2,924,523        1,648,356

   Deferred rent ......................................................................            --             14,670

Stockholders' deficit:
 Preferred stock (authorized 22,000,000 shares):
  Series A convertible preferred stock:
     ($0.0001 par value; 2,000,000 issued and
      outstanding and liquidation preference of
     $1,000,000 at September 28, 2002,
     and September 29, 2001) ..........................................................             200              200
  Common stock:
    ($0.0001 par value; authorized 50,000,000 shares;
    issued and outstanding;
    September 28, 2002--6,092,104;
    September 29, 2001--6,311,428) ...................................................              235              139
 Equity funding from a related party,
     see Note 13 ......................................................................           1,815             --
  Additional paid-in capital ..........................................................       2,943,118        1,098,500
  Deferred stock-based compensation ...................................................         (48,765)         (32,515)
  Deficit accumulated during the development stage ....................................      (5,811,930)      (1,680,501)
                                                                                            -----------      -----------
Total stockholders' deficit ...........................................................      (2,915,327)        (614,177)
                                                                                            -----------      -----------
                                                                                            $     9,196      $ 1,048,849
                                                                                            ===========      ===========

See accompanying notes.

OpticNet, Inc.
(a development stage company)
Statements of Operations

                                                                                      Period from          Period from
                                                                                   February 23, 2000    February 23, 2000
                                                Year Ended           Year Ended      (inception) to      (inception) to
                                                September 28,      September 29,     September 30,        September 28,
                                                    2002               2001               2000                2002
                                                -----------         -----------         ---------          -----------
Revenues .................................      $   112,500         $   499,000         $    --            $   611,500
Cost of revenues .........................           83,801             259,640              --                343,441
                                                -----------         -----------         ---------          -----------
Gross profit .............................           28,699             239,360              --                268,059

Operating expenses:
  Selling, general
  and administrative .....................        1,279,239             868,769            15,000            2,163,008
  Research and
  development ............................        2,759,323             971,952           101,564            3,832,839
                                                -----------         -----------         ---------          -----------
Total operating
   expenses ..............................        4,038,562           1,840,721           116,564            5,995,847
                                                -----------         -----------         ---------          -----------
Loss from operations .....................       (4,009,863)         (1,601,361)         (116,564)          (5,727,788)

Other income (expense):
Other income .............................            3,897              50,458            10,818               65,173
Interest expense .........................         (125,463)            (23,852)             --               (149,315)
                                                -----------         -----------         ---------          -----------
Other income
   (expense), net ........................         (121,566)             26,606            10,818              (84,142)
                                                -----------         -----------         ---------          -----------
Net loss accumulated
   in the development
   stage .................................      $(4,131,429)        $(1,574,755)        $(105,746)         $(5,811,930)
                                                ===========         ===========         =========          ===========
Basic and diluted net
loss per share ...........................      $     (0.74)        $     (0.32)        $   (0.15)         $     (1.36)
                                                ===========         ===========         =========          ===========
Weighted average shares
   used in computation of
   basic and diluted loss
   per share .............................        5,586,971           4,989,132           683,765            4,266,774
                                                ===========         ===========         =========          ===========


See accompanying notes.

 OpticNet, Inc.
(a development stage company)
 Statements of Stockholders' Deficit

                                                                                                                   Equity
                                                                                                                   Funding
                                                                                                                   from a
                                                        Preferred                                    Treasury      Related
                                                          Stock                 Common Stock          Stock         Party
                                                    --------------------------------------------------------------------------
                                                    Shares      Amount       Shares       Amount      Shares
                                                    --------------------------------------------------------------------------
Balance at February 23, 2000 (inception) ..           --        $ --            --         $ --        --         $ --
 Net loss for the  period
  ending September 30,
  2000 ....................................
 Issuance of restricted
  Nonvoting common
  Stock in exchange for
  cash in June 2000 at
  $0.035 per share ........................                                1,285,712        129
 Issuance of restricted
  Nonvoting common
  Stock in June 2000 at
  $0.035 per share
  (subject to repurchase
  right by the company,
  lapsing in exchange
  for continued service) ..................                                1,652,572
 Issuance of convertible
  preferred stock for
  cash to BEI
  Technologies in
  July 2000 at $0.50 per
  Share ...................................      2,000,000       200
 Amortization of
  Deferred stock
  Compensation ............................
                                                 ---------      ----      ----------       ----      -------      ------
Balance at September
  30, 2000 ................................      2,000,000       200       2,938,284        129         --          --

 Net loss .................................
 Issuance of voting
  Common stock to BEI
  Technologies in Nov-
  ember 2000 for intel-
  lectual property rights
  and technology ..........................                                3,616,000
 Repurchase of restric-
  ted common stock in
 January 2001 .............................                                 (342,856)
 Issuance of restricted
   nonvoting common
  stock in exchange for
  cash in February 2001
  at $0.08 per share ......................                                  100,000         10
 Amortization of defer-
  red stock compensa-
  tion ....................................
                                                 ---------      ----      ----------       ----      -------      ------
Balance at September
  29, 2001 ................................      2,000,000       200       6,311,428        139         --          --

 Net loss .................................
 Equity funding from a
  related party, see Note 13 ..............                                                                        1,815
 Treasury stock ...........................                                 (967,056)                967,056
 Issuance of restricted
  nonvoting common stock in
  August/September 2002 at
  $0.04 per share .........................                                  930,000         93
 Repurchase of restrict-
  ed common stock .........................                                 (205,954)
 Stock options exercised ..................                                   23,686          3
 Amortization of defer-
  red stock compensation ..................
                                                 ---------      ----      ----------       ----      -------      ------
Balance at September
  28, 2002 ................................      2,000,000      $200       6,092,104       $235      967,056      $1,815
                                                 =========      ====       =========       ====      =======      ======

See accompanying notes

 OpticNet, Inc.
(a development stage company)
 Statements of Stockholders' Deficit (Cont.)

                                                                                       Deficit
                                                                                      Accumulated
                                                      Additional      Deferred        During the          Total
                                                       Paid-In       Stock-Based      Development      Stockholders'
                                                       Capital       Compensation        Stage           Deficit
                                                ---------------------------------------------------------------------

                                                ---------------------------------------------------------------------
Balance at February 23, 2000 (inception) ..        $        --       $     --       $        --       $        --
 Net loss for the  period
  ending September 30,
  2000 ....................................                                            (105,746)         (105,746)
 Issuance of restricted
  Nonvoting common
  Stock in exchange for
  cash in June 2000 at
  $0.035 per share ........................             44,870                                             44,999
 Issuance of restricted
  Nonvoting common
  Stock in June 2000 at
  $0.035 per share
  (subject to repurchase
  right by the company,
  lapsing in exchange
  for continued service) ..................             57,840        (57,840)
 Issuance of convertible
  preferred stock for
  cash to BEI
  Technologies in
  July 2000 at $0.50 per
  Share ...................................            999,800                                          1,000,000
 Amortization of
  Deferred stock
  Compensation ............................                             4,820                               4,820
                                                   -----------       --------       -----------       -----------
Balance at September
  30, 2000 ................................          1,102,510        (53,020)         (105,746)           44,073

 Net loss .................................                                          (1,574,755)       (1,574,755)
 Issuance of voting
  Common stock to BEI
  Technologies in Nov-
  ember 2000 for intel-
  lectual property rights
  and technology ..........................
 Repurchase of restric-
  ted common stock in
 January 2001 .............................            (12,000)        12,000
 Issuance of restricted
   nonvoting common
  stock in exchange for
  cash in February 2001
  at $0.08 per share ......................              7,990                                              8,000
 Amortization of defer-
  red stock compensa-
  tion ....................................                             8,505                               8,505
                                                   -----------       --------       -----------       -----------
Balance at September
  29, 2001 ................................          1,098,500        (32,515)       (1,680,501)         (614,177)

 Net loss .................................                                          (4,131,429)       (4,131,429)
 Equity funding from a
  related party, see Note 13 ..............          1,812,827                                          1,814,642
 Treasury stock ...........................
 Issuance of restricted
  nonvoting common stock in
  August/September 2002 at
  $0.04 per share .........................             37,107        (37,200)
 Repurchase of restricted
  common stock ............................             (7,208)         7,208
 Stock options exercised ..................              1,892                                              1,895
 Amortization of deferred
  stock compensation ......................                            13,742                              13,742
                                                   -----------       --------       -----------       -----------
Balance at September
  28, 2002 ................................        $ 2,943,118       $(48,765)      $(5,811,930)      $(2,915,327)
                                                   ===========       ========       ===========       ===========


See accompanying notes.

 OpticNet, Inc.
(a development stage company)
Statements of Cash Flows

                                                                                     Period from            Period from
                                                                                  February 23, 2000      February 23, 2000
                                       Year Ended              Year Ended           (inception) to        (inception) to
                                      September 28,           September 29,          September 30,         September 28,
                                          2002                    2001                   2000                  2002
                                      -----------             ------------            ----------            ------------
Operating activities:
Net loss .................            $(4,131,429)            $(1,574,755)            $(105,746)            $(5,811,930)
Adjustments to reconcile
     net loss to net cash
     used in operating
     activities:
  Depreciation ...........                 21,228                   3,264                  --                    24,492
  Amortization ...........                 13,742                   8,505                 4,820                  27,067
  Net changes in operating
   assets and liabilities:
   Trade receivables .....                 99,720                 (99,720)                 --                      --
   Prepaid expenses ......                 15,265                 (18,528)                 --                    (3,263)
   Other current assets ..                 61,779                 (62,103)                 --                      (324)
   Accounts payable ......               (118,861)                131,492                 1,082                  13,713
   Accrued and other
        liabilities ......               (283,780)                319,432                 4,742                  40,394
   Customer advances .....                (25,000)                (25,000)               50,000                    --
   Deferred rent .........                (14,670)                 14,670                  --                      --
   Other related party
       liabilities .......                214,078                    --                    --                   214,078
   Note payable to related
        party ............                   --                   (12,906)               12,906                    --
                                      -----------             -----------             ---------             -----------
Net cash used in
operating activities .....             (4,147,928)             (1,315,649)              (32,196)             (5,495,773)

Investing activities:
  Purchases of property
   and equipment .........                 (3,244)                (21,248)                 --                   (24,492)
  Deposits ...............                 21,297                 (22,025)                 --                      (728)
                                      -----------             -----------             ---------             -----------
Net cash provided by
(used in) investing
activities ...............                 18,053                 (43,273)                 --                   (25,220)

See accompanying notes.

OpticNet, Inc.
(a development stage company)
Statements of Cash Flows (cont.)

                                                                                     Period from           Period from
                                                                                  February 23, 2000     February 23, 2000
                                       Year Ended              Year Ended           (inception) to        (inception) to
                                      September 28,          September 29,          September 30,         September 28,
                                         2002                    2001                   2000                   2002
                                      -----------             -----------             ----------            -----------
Financing activities:
Proceeds from
  borrowing on line of
  credit from related
  party ..................            $ 1,489,730             $ 1,330,601             $     --              $ 2,820,331
Principal payments
   on line of credit
   from related party ....                   --                  (163,993)                  --                 (163,993)
Proceeds from issuance
   of preferred
   stock, net ............                   --                      --                1,000,000              1,000,000
Proceeds from equity
   funding from a
   related party .........              1,814,642                    --                     --                1,814,642
Issuance of common
   stock .................                  1,895                   8,000                 44,999                 54,894
                                      -----------             -----------             ----------            -----------
Net cash provided by
  financing activities ...              3,306,267               1,174,608              1,044,999              5,525,874
                                      -----------             -----------             ----------            -----------
Net increase (decrease)
   in cash and cash
   equivalents ...........               (823,608)               (184,314)             1,012,803                  4,881

Cash and cash
    equivalents at
 beginning of period .....                828,489               1,012,803                   --                     --
                                      -----------             -----------             ----------            -----------
Cash and cash
   equivalents at end
   of period .............            $     4,881             $   828,489             $1,012,803            $     4,881
                                      ===========             ===========             ==========            ===========
Supplemental Disclosure
of Non Cash Items:
Grants of restricted stock            $    37,200             $      --               $   57,840            $    95,040
Contribution of treasury
stock ....................                 14,720                    --                     --                   14,720
Repurchase of restricted
stock ....................            $     7,208             $    12,000             $     --              $    19,208

See accompanying notes.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements
September 28, 2002

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

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

As of October 30, 2000, BEI Technologies distributed 3,578,387 shares to BEI Technologies stockholders ("Distribution"), substantially all of the Company's voting common stock held by BEI Technologies. In the Distribution, each holder of record of BEI Technologies common stock as of October 30, 2000 received one share of OpticNet common stock for every two shares of BEI Technologies common stock held, and cash in lieu of any fractional share of OpticNet common stock. After the Distribution, BEI Technologies continued to hold securities of the Company in the form of convertible preferred and common stock, representing an aggregate ownership interest of approximately 25% in the Company.

The principal focus of the Company's business is to develop, manufacture and market fiber optic components and subsystems for the telecommunications market.

OpticNet's primary activities since inception have been devoted to developing its product offerings and related technologies, recruiting key management and technical personnel and raising capital to fund operations. OpticNet has not recognized significant revenues since inception. All revenue recognized to date consisted of engineering work performed under engineering agreements with unaffiliated customers and not from the sale of fiber optic components and subsystems. As a result, the accompanying financial statements are presented in accordance with Financial Accounting Statement ("FAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

OpticNet's  operations  are  subject  to  significant  risks and  uncertainties, including competitive, financial, developmental, operational, growth and expansion, technological, regulatory and other risks associated with an emerging business.

These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had recurring operating losses and negative cash flows from operations and has an accumulated deficit of $5.8 million at September 28, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During fiscal 2002, the Company continued to be unsuccessful in attracting outside financing despite management's efforts and continued operations on a reduced basis. Management and the Company's board of directors decided in March 2002 to reduce the level of incremental spending for research and development and to reduce operations to a level that will solely support the current customer base. Management's plan to enable the Company to continue as a going concern calls for the Company's operations to be frozen at a minimal level, sufficient to support current product delivery commitments. The Company reduced its fixed cost base to an absolute minimum and no longer maintains any employees of its own. The majority of operating costs are paid by a related party which shares the Hayward facility and from whom engineering and other services are rented on an as-required basis. The cash outlay for the Company's portion of these costs are recorded as additional investment in the Company by the related party. Future operating expenses are expected to be funded by product and prototype revenue under existing contracts. In addition, new prototype or product contracts will not be initiated if these contracts cannot generate positive cash flows within the next 12 months. Management believes that additional funding of less then $1.0 million will enable the Company to continue on a reduced basis as a going concern through September 30, 2003 and that such funding will be available from the related party, if required. Management continues to seek additional equity financing from new and existing sources on an opportunistic and as-available basis. Management plans to defer substantially all research and development activity in the absence of additional equity financing. Although management is confident in its ability to execute its plan to enable the Company to continue as a going concern there is no assurance that the Company will be able to reduce expenditures sufficiently, estimate future contract costs accurately, or secure the necessary financing, in order to continue operations.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

During the third and fourth quarters of fiscal 2002, BEI Technologies provided the Company with approximately $1.8 million in financing, which was advanced with the understanding that such amount would be converted into a form of nonvoting equity in the Company.

Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of the Company's newly authorized nonvoting Series B Preferred Stock to BEI Technologies, in consideration of the approximately $1.8 advanced.

Fiscal Year

The Company's fiscal year ends on the Saturday nearest September 30. Fiscal years 2002 and 2001 each contained 52 weeks. The period from February 23, 2000 (inception) to September 30, 2000 contained 32 weeks.

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity period of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

The Company's engineering agreements have been with three customers located in the United States. Historically, there have been no credit losses with these customers. In addition, as the Company primarily deals with start-up companies in relation to delivery of prototype units, there may be disputes regarding the performance of the prototypes and payment not received.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held by various domestic financial institutions with a high credit standing. The Company has not experienced any losses on its cash or cash equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided in amounts sufficient to amortize the cost of such assets over their estimated useful lives, which range from three to five years, using the straight-line method for structures and accelerated or straight-line methods for equipment. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Long-Lived Assets

The Company recognizes impairment losses in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Long-lived assets, including property and equipment and other assets, are reviewed and impairment recognized when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. Indicators of impairment were present during the periods presented. Total net realizable fair value of all

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

long-lived assets at September 28, 2002 was $728.

Revenue Recognition

To date, the Company has not recognized revenue related to non-prototype product offerings. All revenue recognized to date consisted of engineering work performed under engineering agreements with unaffiliated customers. Revenue for such engineering work is recognized based on customer acceptance of the achievement of milestones in the engineering agreement.

Research and Development Expense

The Company's products are highly technical in nature and require a significant level of research and development effort. Research and development costs are charged to expense as incurred in accordance with FAS No. 2, "Accounting for Research and Development Costs." Payments and receivables recorded from customers for the delivery under contracts of prototype units of $187,000, $210,000, and $397,000 were offset against research and development expense in the statements of operations for fiscal years 2002 and 2001 and from inception through fiscal 2002, respectively.

Net Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of shares outstanding. The effect of convertible preferred stock, unvested stock and outstanding stock options is antidilutive and, accordingly, is excluded from diluted loss per share.

Recent Accounting Pronouncements

 In July 2001, the FASB issued FAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus amortization of goodwill, including goodwill recorded in past transactions, will cease upon adoption of this statement. FAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company chose to adopt FAS 142 for its fiscal year beginning September 30, 2001. The adoption of this standard did not have a significant impact on the Company as it has no goodwill.

In October 2001, the FASB issued FAS No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal periods beginning after December 15, 2001. FAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment/disposal of long-lived assets. FAS 144 sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. The Company does not believe that the adoption of FAS 144 will have a significant impact on its financial statements.

In June 2002, the FASB issued FAS No. 146 ("FAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The Company does not believe the adoption of FAS No. 146 will have a material impact on its financial statements.

2. Transactions with Related Parties

On October 6, 2000, the Company and BEI Technologies entered into a Technology Transfer and Distribution Agreement (the "Distribution Agreement") whereby BEI Technologies contributed to the Company certain assets and intellectual property related to the fiber optic components technology developed by BEI Technologies and

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

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

On October 27, 2000, the Company and BEI Technologies entered into an InterCompany Services Agreement (the "Services Agreement") whereby BEI Technologies agreed to make available to the Company certain office and facility space, personnel support and supervision, financial and administrative services, record-keeping functions and other assistance, with BEI Technologies being reimbursed for the costs and expenses incurred in connection with the provision of these services to OpticNet. Charges for these services were allocated to the Company based upon usage, headcount and other methods that management believes to be reasonable. These allocations totaled $50,000 for fiscal 2002. In the fiscal quarter ended June 29, 2002, BEI Technologies agreed to suspend charges for the third and fourth quarters of fiscal 2002 and future quarters' service charges, due to the Company's inability to obtain significant strategic partners or third party financing and reduced services to a minimal level.

The Services Agreement further provided for a line of credit from BEI Technologies to the Company for up to $2.0 million with interest at prime plus 1.5%, expiring on September 28, 2002, unless extended by mutual agreement of the parties. During fiscal 2002, BEI Technologies increased this line of credit by $1.0 million. As of June 29, 2002 and September 28, 2002, the Company had outstanding borrowings totaling approximately $2.7 million on this line of credit. During the fiscal quarter ended June 29, 2002, the Company was informed by BEI Technologies that no further advances would be made to the Company under this line of credit beyond the approximately $2.7 million funded as of March 30, 2002. During October 2002, BEI Technologies extended the maturity date of the line of credit to December 31, 2002. To maintain sufficient liquidity in the future and to fund operations, the Company will need to obtain additional financing, which may be on unfavorable terms in light of the Company's credit position.

On September 28, 2001 the Company entered into a general equipment sublease agreement with BEI Technologies as the lessor, which is subordinate to a master lease agreement entered into by BEI Technologies as the lessee. On September 28, 2001, December 20, 2001 and March 28, 2002, the Company executed equipment lease schedules under the general equipment sublease with BEI Technologies. The total value of the scheduled equipment under the sublease agreement was approximately $7.0 million, with an initial lease term of 36 months. Rental payments are due on a quarterly basis and the amount determined by the Company's level of usage of the equipment, the cost of the equipment and applicable interest. Payments due for fiscal 2002 were approximately $660,000. Due to reduced usage of the equipment during the last 6 months of fiscal 2002, and expected reduced usage in the future, past payments may not be indicative of expected future payments.

The Company originally entered into a sublease agreement in October 2001 with BEI Technologies for a 15,571 square feet facility for administration, research and development and manufacturing activities in Hayward, California, expiring December 2005. As of March 30, 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs. The

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

Company agreed with BEI Technologies that this reduction in operations would lower usage of the equipment and the subleased facilities described above. Accordingly, the annual lease payments to BEI Technologies have been prorated beginning March 31, 2002, based on the portion of the facilities the Company requires to support its current customers.

In the six months ended September 28, 2002, BEI Technologies advanced an additional $1.8 million to the Company. Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of the Company's newly authorized nonvoting Series B Preferred Stock to BEI Technologies, in consideration of the approximately $1.8 advanced noted above. See Note 13.

All of the arrangements outlined above were negotiated by related parties and may not represent transactions at arms length and the Company may not be able to obtain terms as favorable with third parties if and when the arrangements with BEI Technologies come to an end.

3. Property and Equipment

Property and equipment consists of the following:

                                                    September 28,  September 29,
                                                         2002          2001
                                                        -------       -------
Machinery and equipment ...........................     $14,561       $13,403
Leasehold improvements ............................       9,931         7,845
                                                        -------       -------
                                                         24,492        21,248
Less accumulated depreciation and amortization ....      24,492         3,264
                                                        -------       -------
Property and equipment, net .......................     $  --         $17,984
                                                        =======       =======




No equipment was capitalized under capital leases at September 28, 2002 and September 29, 2001.

4. Accrued Expenses and Other Liabilities


                                                  September 28,   September 29,
                                                       2002            2001
                                                  ------------    -------------
Employee compensation ...........................   $  --          $140,815
Vacation ........................................      --            56,542
Accrued professional fees .......................    40,394         103,861
Interest ........................................      --            21,852
Other ...........................................      --             1,104
                                                    -------        --------
Total accrued expenses and other liabilities ....   $40,394        $324,174
                                                    =======        ========

5. Leasing Arrangements

The Company leases its facility and certain property and equipment under related party leasing arrangements, see Note 2, that have been accounted for as operating leases in the accompanying financial statements, according to the terms of such arrangements. As of March 30, 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs. The

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

Company agreed with its lessor that this reduction in operations would lower usage of the equipment and the subleased facilities described above. Accordingly, the annual lease payments have been prorated beginning March 31, 2002, based on the portion of the facilities the Company requires to support its current customers.

The Company recognized rent expense under operating leases of approximately $129,000 and $328,000 for the year ended September 28, 2002 and the period from February 23, 2000 (inception) to September 28, 2002, respectively. Additionally, the Company recognized rent expense under operating leases of approximately $199,000 for the year ended September 29, 2001.

On September 28, 2001, December 20, 2001 and March 28, 2002 the Company entered into equipment sublease agreements with BEI Technologies, as described in Note 2.

The Company rents office space used for administrative purposes in San Francisco, California from BEI Technologies under the Company's Services Agreement described in Note 2. The monthly rental payments associated with these facility rental arrangements are subsumed into the Company's total monthly payment under the Services Agreement. The Company also leases space used for research and development and manufacturing activities in Hayward, California from BEI Technologies under a sublease agreement described in Note 2. The average annual rental payment under the sublease agreement is approximately $11,000.

6. Note Payable to Related Party

During fiscal 2001, the Company entered into a line of credit agreement with BEI Technologies, a minority investor. Under the terms of the agreement, BEI Technologies has made available to the Company from time to time until December 31, 2002, an amount not to exceed at any time the aggregate principle amount of $3.0 million, as amended. The Company's obligation to repay the loans outstanding is due in full on December 31, 2002, unless extended by mutual agreement of the parties. During the fiscal quarter ended June 29, 2002, the Company was informed by BEI Technologies that no further advances would be made to the Company under this line of credit beyond the approximately $2.7 million funded as of March 30, 2002 in view of the Company's inability to obtain outside financing to date and other general indications of investor disaffection with businesses in the telecommunications market. Borrowings outstanding on the line of credit were as follows:

                                                   September 28,   September 29,
                                                       2002            2002
                                                    ----------     -----------
Unsecured  revolving  promissory note from
BEI Technologies  due 12/31/02,  at a
rate of prime plus 1.5% (6.25% and 7.5% in
fiscal 2002 and 2001, respectively) ...........     $2,656,338     $1,166,608
                                                    ----------     -----------
                                                    $2,656,338     $1,166,608
                                                    ==========     ===========

No interest was paid during fiscal year 2002, fiscal year 2001 or in the period from February 23, 2000 (inception) to September 30, 2000. Accrued interest expense was approximately $149,000 and $24,000 at September 28, 2002 and September 29, 2001, respectively. The interest payable of approximately $149,000 at September 28, 2002 was recorded as an other related party liability.

7. Contingencies

The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions, individually or in the aggregate, will have a material impact on the Company's

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

business, financial condition or operating results. The Company is a codefendant in a dispute with a former employee, which at September 28, 2002, cannot be reasonably estimated to the future financial impact. The Company believes this claim has no merit and is rigorously defending the allegation.

8. Stockholders' Equity Deficit

Series A Convertible Preferred Stock

As of September 28, 2002 and September 29, 2001, the Company had 2,000,000 shares of Series A convertible preferred stock ("Series A"), issued and outstanding, all of which shares are held by BEI Technologies.

Voting

Holders of the Company's Series A preferred stock vote on an as-if-converted basis together with the voting common stock on all matters except as otherwise provided by law or in the Company's Certificate of Incorporation.

Liquidation Rights

In the event of any liquidation or winding up of the Company, including a merger, consolidation or reorganization in which the Company is not the surviving entity or a sale of substantially all of the Company's assets, the holders of Series A are entitled to liquidation preferences of $0.50 per share plus any declared and unpaid dividends. Upon satisfaction of the preferred liquidation preference, any remaining assets will be distributed to the holders of common stock on a pro rata basis.

Dividends

The holders of the Series A preferred are entitled to receive dividends when and if declared by the Board of Directors. The dividends are payable in preference and priority to any payment of any dividend on the common stock of the Company. Such dividends are not cumulative, and no right accrues to the holders of Series
A. No dividends have been declared through September 28, 2002.

Conversion

The Series A preferred stock is convertible at any time at the option of the holder into shares of the Company's voting common stock on a one for one basis. Each share of Series A shall automatically be converted into shares of voting common stock at any time upon the affirmative vote of the holders of at least seventy-five percent of the Series A preferred shares then outstanding.

Series B Nonconvertible Preferred Stock

Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of nonvoting Series B Preferred Stock ("Series B") to BEI Technologies in consideration of $1.8 million advanced to the Company during the third and fourth quarters of fiscal 2002. See Note 13 for a further description of the Series B preferred stock.

Common Stock

As of September 28, 2002 and September 29, 2001, the Company had 3,093,202 and 3,616,000 shares of voting common stock issued and outstanding and 2,998,902 and 2,695,428 shares of nonvoting common stock issued and outstanding, respectively. Shares of the Company's nonvoting common stock are convertible into shares of the Company's voting common stock on a one-for-one basis only by action of the Company's Board of Directors.

Voting and nonvoting

The preferences, privileges, restrictions and other matters relating to the Company's voting common stock and nonvoting common stock are in all respects identical, except as otherwise required by law, as expressly provided

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

in the Company's certificate of incorporation and, specifically, with respect to voting rights. Shares of the Company's voting common stock entitle the holder to vote on all matters that holders of common stock are generally entitled to vote by applicable law and as provided in the Company's certificate of incorporation and bylaws. Except as provided by the Delaware General Corporation Law, the holders of the Company's nonvoting common stock are not entitled to vote their shares on any matter on which the holders of the Company's voting common stock are generally entitled to vote their shares.

The holders of the Company's voting common stock are entitled to one vote for each share on all matters voted on by stockholders, including elections of directors, and, except as otherwise required by law or provided in any resolution adopted by the board with respect to any series of the Company's preferred stock, the holders of such shares exclusively possess all voting power (provided that the holders of the Company's preferred stock vote together with the Company's voting common stock on an as if converted basis). Subject to the preferential rights of the Company's preferred stock as described above and in the Company's certificate of incorporation, the holders of the Company's common stock are entitled to such dividends as may be declared from time to time by the board from available funds, and upon liquidation will be entitled to receive pro rata all assets of the company available for distribution to such holders.

Transfer Restrictions

There is not currently a public market for any class of the Company's securities, nor does the Company intend to create a public market any time in the near future. Until and unless the Company decides to list shares of its common stock for trading with a nationally recognized securities exchange or automated quotation system, the Company's common stock will be subject to significant restrictions on transfer as set forth in the Company's bylaws. In particular, apart from limitations on transfer created by applicable securities laws, the bylaws expressly forbid holders of the Company's common stock from assigning, hypothecating, donating, encumbering or otherwise disposing of any beneficial interest in their shares until the Company's common stock has been listed for trading with a nationally recognized securities exchange or automated quotation system. Accordingly, the Company's transfer agent has been instructed to stop any attempted transfer of beneficial ownership by a holder of the Company's common stock prior to the listing of the Company's common stock.

Shares subject to Right of Reacquisition

As of September 28, 2002 and September 29, 2001, a total of 1,240,496 and 942,096, respectively, shares of the Company's nonvoting common stock held by 17 individuals and 10 individuals, respectively, are subject to a repurchase right by the Company if the individual's employment with the Company, or employment with a related party, should terminate prior to full lapsing of such repurchase right. At September 28, 2002, shares of the Company's nonvoting common stock not yet vested to the holder and subject to a right of reacquisition by the Company provided for continued monthly pro-rata lapsing of the Company's reacquisition right so long as the individual remains in the Company's employ or that of an affiliate until the right of reacquisition lapses in full in September 2007.

Effective upon termination of all of the Company's employees in July 2002, and change in status to consultants, all remaining shares subject to reacquisition are accounted for under EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjuction with Selling, Goods or Services". Pursuant to the applicable guidance, compensation cost is determined as the shares vest on the basis of fair value. During August and September 2002 the Company granted 930,000 restricted shares to non-employees for ongoing services provided to the Company. The Company recorded compensation expense of $5,574 related to non-employee restricted stock awards during the year ended September 28, 2002.

Stock Split

On October 20, 2000, the Company's Board of Directors approved a four-for-one stock split in respect of the Company's common and preferred stock. All amounts reported in the Company's financial statements have been adjusted to reflect the split as of the beginning of the period reported on.

Equity Incentive Plan

The Company's 2000 Equity Incentive Plan ("Incentive Plan") was adopted by the Board of Directors in September 2000. The Incentive Plan provides for the granting of incentive stock options to employees and nonstatutory stock options, restricted stock purchase awards, and stock bonuses to consultants, employees and directors (collectively, "Stock Awards"). The Company reserved 1,000,000 shares of common stock for Stock

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

Awards under the Incentive Plan and shares totaling 830,481 and 657,000 remain available for grant thereunder at September 28, 2002 and September 29, 2001, respectively. Incentive stock options granted under the Incentive Plan are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and may be granted solely to employees.

Stock options are granted pursuant to stock option agreements between the Company and the recipient of the award. The exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of grant. The exercise price for a nonstatutory stock option cannot be less than 85% of the fair market value of the common stock on the date of grant. Options granted under the Incentive Plan vest at the rate specified in a grantee's option grant notice and option agreement.

Shares subject to stock options granted under the Incentive Plan that have expired or otherwise terminated without having been exercised in full once again become available for the grant of awards under the Incentive Plan. Likewise, shares of restricted stock awarded under this plan that have not become fully vested will again become available for the grant of awards. Shares issued under the Incentive Plan may be previously unissued shares or reacquired shares bought on the market or otherwise.

The term of incentive stock options granted under the Incentive Plan may not exceed 10 years. Unless the terms of an optionee's stock option agreement provide for earlier termination, in the event an optionee's service relationship with the Company, or any affiliate of the Company's, ceases due to disability, the optionee may exercise any vested options up to 12 months after the date such service relationship ends. In the case of the optionee's death, absent a provision stating otherwise in the stock option agreement, a beneficiary of the optionee may exercise any vested options up to 18 months after the date the service relationship ends. An optionee may not transfer a stock option other than by will or intestate law of descent and distribution upon death. However, an optionee may designate a beneficiary who may exercise the option following the optionee's death. If an optionee's relationship with the Company, or any affiliate of the Company's, ceases for any reason other than disability or death, absent a provision for earlier termination in the stock option agreement, the optionee may exercise any vested options up to three months from cessation of service. However, in no circumstances may an option be exercised after the expiration of its term. Acceptable consideration for the purchase of common stock issued under the Incentive Plan is determined by the board of directors and may include cash, common stock previously owned by the optionee, a deferred payment arrangement and other legal consideration approved by the board of directors.

The Company has adopted the disclosure only alternative for its equity incentive plan as described in FAS No. 123, "Accounting for Stock Based Compensation" (FAS
123). The Company accounts for employee stock awards using the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

Effective upon the termination of all the Company's employees in July 2002, and change in status to consultants, all outstanding options are accounted for under EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Pursuant to the applicable guidance, compensation cost is determined as the options vest on the basis of fair value. In August 2002, the Company granted 16,000 shares to an employee of an affiliate for ongoing services provided to the Company. The value on non-employee options vesting during the year ended September 28, 2002 was deemed to be immaterial.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

A summary of the stock option activity under the Incentive Plan is as follows:

                                                                   Weighted
                                                Number of       average exercise
                                              common shares      price per share
                                              -------------      ---------------

Options outstanding at February 23,
    2000 (inception) ...............                --              $ --
Granted ............................                --                --
Exercised ..........................                --                --
Terminated .........................                --                --
                                                --------             -----
Options outstanding at September 30,
     2000 ..........................                --                --
Granted ............................             343,000             0.08
Exercised ..........................                --                --
Terminated .........................                --                --
                                                --------             -----
Options outstanding at September 29,
     2001 ..........................             343,000             0.08
Granted ............................             182,000             0.09
Exercised ..........................             (23,686)            0.08
Terminated .........................            (355,481)            0.08
                                                --------             -----
Options outstanding at September 28,
2002 ...............................             145,833            $0.09
                                                ========             =====

As of September 28, 2002, options for 8,333 shares were vested and exercisable at a weighted average exercise price of $0.08. Additionally, options for 145,833 shares were outstanding with a weighted average remaining contractual life of
9.1 years and a weighted average exercise price of $0.09 per share at September 28, 2002.

As of September 29, 2001, no options were vested and exercisable and options for 343,000 shares were outstanding with a weighted average remaining contractual life of 9.54 years and a weighted average exercise price of $0.08 per share.

Compensation expense of approximately $14,000, $8,000, $5,000, and $26,000 for the amortization of stock subject to a repurchase right by the Company was recorded during the years ended September 28, 2002 and September 29, 2001, and the periods from February 23, 2000 (inception) to September 30, 2000, and February 23, 2000 (inception) to September 28, 2002, respectively.

The Company computed the pro forma disclosures required under FAS No. 123 for options granted during the years ended September 28, 2002 and September 29, 2001 using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 4.13% and 6.0%, respectively; and a weighted average expected life of 10 years; a volatility rate of 100%; and no dividend yield for both fiscal 2002 and fiscal 2001. There were no options granted during the period from February 23, 2000 (inception) to September 30, 2000. The impact on the calculation of pro forma results of operations and earnings per share required by FAS 123 was determined to be immaterial for fiscal years 2002 and 2001, and the period from inception to September 28, 2002.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying FAS 123 in the pro forma disclosures may not be indicative of future amounts as additional awards in future years are anticipated and because the Black-Scholes option pricing model involves subjective assumptions which may be materially different than actual amounts.

9. Income Taxes

The Company accounts for income taxes under FAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws known at this time and that will be in effect when the differences are expected to reverse.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:


                                                   September 28,   September 29,
                                                       2002             2001
                                                   -----------        ---------
Tax at U.S. statutory rate ....................    $(1,408,747)       $(535,417)
State income taxes, net of federal benefit ....       (248,230)         (94,485)
Change in valuation allowance .................      1,591,972          598,113
Unrealizable net operating losses .............           --             31,789
Other .........................................         65,005             --
                                                   -----------        ---------
Total income taxes ............................    $      --          $    --
                                                   ===========        =========

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

Significant components of the Company's net deferred tax assets and liabilities are as follows:

                                               September 28,    September 29,
                                                    2002           2001
                                                 -----------      ---------
 Deferred tax assets:
 Accruals and reserves ......................    $    11,569      $    --
 Net operating loss carryforwards ...........      1,998,671        556,113
 Fixed asset and intangibles ................         67,724         42,000
 Credits ....................................         34,338           --
 Other ......................................         98,787           --
                                                 -----------      ---------
                                                 $ 2,211,089      $ 598,113
 Valuation allowance ........................     (2,190,085)      (598,113)
                                                 -----------      ---------
                                                 $    21,004      $    --
                                                 ===========      =========
 Deferred tax liabilities:
 Fixed asset and intangibles ................    $   (21,004)     $    --
                                                 -----------      ---------
 Net deferred tax asset (liability) .........    $      --        $    --
                                                 ===========      =========

FAS 109 requires the establishment of a valuation allowance against a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The deferred tax assets have been fully reserved due to the Company's (i) net operating losses since inception and (ii) present inability to recognize the potential benefits of its net operating loss carryforwards. Accordingly, the valuation allowance increased by $1,591,972 and $598,113 during the years ended September 28, 2002 and September 29, 2001, respectively.

As of September 28, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,266,500 which expire beginning in the year 2021. The Company also has net operating loss carryforwards for state income tax purposes of approximately $2,895,100 which expire beginning in the year 2013. Total tax credits are approximately $34,338, which begin to expire in the year 2021.

Utilization of the Company's net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations included in the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization.

10. Employee Benefit Plan

The Company currently participates in the defined contribution retirement plan of BEI Technologies, which is a multi-employer 401(k) plan. The multi-employer plan permits matching contributions by the Company on behalf of its employees who participate in the plan. Matching non-discretionary contributions are based on a percentage of employee contributions. Contributions to the plan by the Company for the benefit of its employees were approximately $35,000 and $27,000 during the years ended September 28, 2002 and September 29, 2001, respectively. From February 23, 2000 (inception) to September 30, 2000, the Company had no employees, thus the Company made no contributions to the plan during that time period.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

11. Reduction in Force

In April 2002, the Company underwent a reduction in force resulting in 8 individuals departing employment with the Company, including engineering, manufacturing and marketing personnel. Severance pay for affected persons was per Company policy, including cash payment and the acceleration of the vesting of options for certain affected individuals. Total cash costs related to the reduction in force of approximately $86,000 was recorded in the fiscal quarter ending June 29, 2002 within research and development expenses.

To further reduce costs for the Company in the near term, during July 2002, all of the Company's remaining 15 employees were released from their employment with the Company and accepted employment with a subsidiary of BEI Technologies, as agreed to by both companies, but still perform services for OpticNet. The Company's newly appointed President and Chief Technical Officer have also become employees of this same subsidiary of BEI Technologies, but continue to serve as executive officers of the Company. The services of certain key individuals, including the Company's newly appointed President and Chief Technical Officer, are expected to continue to be available to the Company on an as needed basis, with reimbursement by the Company to their present employer for the time value of their services.

12. Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share from operations:

                                                                          Period from          Period from
                                      Year  ended      Year  ended      February 23, 2000    February 23, 2000
                                     September 28,     September 29,     (inception) to       (inception) to
                                         2002              2001         September 30, 2000   September 28, 2002
                                    ---------------------------------------------------------------------------
                   Numerator
                   ---------
Loss from                            $(4,131,429)      $(1,574,755)        $(105,746)           $(5,811,930)
operations

                   Denominator
                   -----------
Weighted average
shares
                                       5,586,971         4,989,132           683,765              4,266,774


If the Company had reported net income, the calculation of diluted loss per share would have included the shares used in the computation of historical net loss per share as well as an additional 2,939,840 common equivalent shares related to outstanding stock options and nonvested restricted stock (determined using the treasury stock method) for the year ended September 28, 2002.

13. Subsequent Event

Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of nonvoting Series B Preferred Stock ("Series B") to BEI Technologies in consideration of $1.8 million advanced to the Company during the third and fourth quarters of fiscal 2002.

Voting

Holders of the Company's Series B preferred stock are not entitled to vote on any matter that the holders of OpticNet's preferred stock or common stock generally are entitled to vote.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the Company, including a merger, consolidation or reorganization resulting in a change in control of the Company or a sale, lease or other disposal of substantially all of the Company's assets, the holders of Series B are entitled to receive an amount equal to the original issuance price plus all accrued and unpaid Series B dividends as of such date, which shall be paid prior to and in preference to any payment made or any assets distributed to the holders of any class or series of the common stock or other series of preferred stock of the Company.

Dividends

The holders of the Series B preferred are entitled to receive dividends on each share at the rate of 6% per year, calculated on the original issuance price, payable annually and cumulative to the extent not paid, with additional dividends payable thereon. The dividends are payable in preference and priority to any payment of any dividend on the common stock or any other series of preferred stock of the Company.

Conversion

The Series B preferred stock is not convertible into any other form of equity of the Company.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors
OpticNet, Inc. (a development stage company)

We have audited the accompanying balance sheets of OpticNet, Inc. (a development stage company) as of September 28, 2002 and September 29, 2001, and the related statements of operations, stockholders' deficit and cash flows for the years ended September 28, 2002 and September 29, 2001 and the periods from February 23, 2000 (inception) to September 30, 2000 and from February 23, 2000 (inception) to September 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OpticNet, Inc. (a development stage company) at September 28, 2002 and September 29, 2001, and the results of its operations and its cash flows for the years ended September 28, 2002 and September 29, 2001 and the periods from February 23, 2000 (inception) to September 30, 2000 and from February 23, 2000 (inception) to September 28, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that OpticNet, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative cash flows from operations since its inception, which resulted in an accumulated deficit of approximately $5.8 million as of September 28, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

San Francisco, CA
November 20, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" of the Proxy Statement related to the Company's 2003 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The  information  required  by this  Item  is  incorporated  herein  by
         reference  to  the  sections  entitled  "Executive   Compensation"  and
         "Certain Transactions" of the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Certain information with respect to securities authorized for issuance under equity compensation plans is set forth in Part II, Item 5 of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" of the Definitive Proxy Statement.


                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         The Company's management, including the President and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 within 90 days of the filing of this report. Based on that evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Financial Officer completed their evaluation.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K.

                                                                                                  Form 10-K Page
                                                                                                      Number
(a)(1)    Index to Financial Statements

          The following Financial Statements of OpticNet, Inc. are filed as part of this Form 10-K:

          Report of Ernst & Young LLP, Independent Auditors                                            54

          Balance Sheets -
          September 28, 2002 and September 29, 2001                                                    33

          Statements of Operations -
          Years ended  September 28, 2002 and  September 29, 2001 and the period from  February  23, 2000  (inception)  to  September  30, 2000 and the
          period from  February 23, 2000  (inception)  to September  28, 2002                          35

          Statement of  Stockholders'  Deficit -
          Years ended September 28, 2002, September 29, 2001 and the period from
          February 23, 2000  (inception) to September 30, 2000                                         36

          Statements of Cash Flows -
          Years ended September 28, 2002, September 29, 2001 and the period from
          February 23, 2000  (inception)  to  September  30, 2000 and the period
          from February 23, 2000 (inception) to September 28, 2002                                     38

          Notes to Financial Statements -
          September 28, 2002                                                                           40

(a)(2)    Index to Financial Statement Schedule

          The following Financial Statement Schedule of OpticNet, Inc. for each of the years in the period ended September 28, 2002 and the period from February 23, 2000 (inception) to September 30, 2000 and the period from February 23, 2000 (inception) to September 28, 2002 is filed as part of this Form 10-K:


Schedule II
                      Valuation and Qualifying Account                                                S-1

                      Report of Ernst & Young LLP, Independent Auditors as to
                      Schedule                                                                        S-2


Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(a)(3) Listing of Exhibits

             Exhibit   Description                                                    Footnote
             -------   -----------                                                    --------
             Numbers
             -------

             2.1       Technology  Transfer and Distribution  Agreement  between
                       BEI Technologies, Inc. and the registrant                            i

             3.1       Amended and Restated Certificate of Incorporation                   ii

             3.2       Bylaws                                                               i

             3.3       Certificate  of  Designation of  Powers,  Preferences and
                       Rights of Series B Preferred Stock

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

             10.11     Consulting  Agreement between  Gary  D.  Wrench  and  BEI
                       Technologies, Inc.                                                  iii

             10.12     Amendment No. 1  to  License  and   Technical  Assistance
                       Agreement between the registrant and SiTek, Inc.                    iii

             99.1      Preliminary  Information  Statement of BEI  Technologies,
                       Inc. dated September 30, 2000                                         i

             99.2      Final  Information  Statement of  BEI  Technologies, Inc.
                       dated November 17, 2000                                               i

             99.3      President Certification Pursuant to 18 U.S.C. as  adopted
                       Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

             99.4      CFO  Certification  Pursuant  to  18  U.S.C.  as  adopted
                       Pursuant  to  Section 906 of  the Sarbanes - Oxley Act of
                       2002

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



                    (b) Reports on Form 8-K

                        No reports on Form 8-K were filed by the Company during fiscal 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this periodic report to be signed on its behalf by the undersigned, thereunto duly authorized.

OpticNet, Inc.

Signature                                     Title                                             Date
---------                                     -----                                             ----

/s/ Charles Crocker                           Director                                          January 7, 2003
---------------------------------------                                                         ------------------------------
Charles Crocker


/s/ Danforth Joslyn                           Director                                          January 7, 2003
---------------------------------------                                                         ------------------------------
Danforth Joslyn


/s/ Dr. James W. Seeser                       Director                                          January 7, 2003
---------------------------------------                                                         ------------------------------
Dr. James W. Seeser


/s/ Dr. Lawrence A. Wan                       Chairman of the Board of Directors                January 7, 2003
---------------------------------------                                                         ------------------------------
Dr. Lawrence A. Wan


/s/ Gary D. Wrench                            Director and Chief Financial Officer              January 7, 2003
---------------------------------------                                                         ------------------------------
Gary D. Wrench


/s/ Robert R. Corr                            Secretary and Treasurer (Chief                    January 7, 2003
---------------------------------------       Accounting Officer)                               ------------------------------
Robert R. Corr

                                CERTIFICATION OF
                                    PRESIDENT


I, Gerald D. Brasuell, certify that:

1.     I have reviewed this annual report on Form 10-K of OpticNet, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated    January 7, 2003
     -----------------------------


  /s/ Gerald D. Brasuell
--------------------------------
Gerald D. Brasuell
President

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER


I, Gary D. Wrench, certify that:

1.     I have reviewed this annual report on Form 10-K of OpticNet, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated   January 7, 2003
     ----------------------------

   /s/ Gary D. Wrench
---------------------------------
Gary D. Wrench
Chief Financial Officer

                                                                     SCHEDULE II

                                 OPTICNET, INC.

                        VALUATION AND QUALIFYING ACCOUNT

                                                                       Additions
                                                                       ---------
                                                 Balance at  Charged to                                      Balance at
                                                 Beginning    Costs and         Charged to                      End of
                     Description                 of Period    Expenses       Other Accounts    Deductions       Period
                     -----------                 ---------    --------       --------------    ----------       ------
                                                                             (in thousands)

Year ended September 28, 2002:
Deducted from asset accounts:
     Allowance for doubtful accounts .......        $--         $57,080            $--             $--          $57,080


Year ended September 29, 2001:
Deducted from asset accounts:
     Allowance for doubtful accounts .......        $--         $  --              $--             $--          $  --


Period from February 23, 2000 (inception) to
September 30, 2000:
Deducted from asset accounts:
     Allowance for doubtful accounts .......        $--         $  --              $--             $--          $  --

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, AS TO SCHEDULE II


The Board of Directors and Shareholders
OpticNet, Inc.

We have audited the financial statements of OpticNet, Inc. as of September 28, 2002 and September 29, 2001, and for the years ended September 28, 2002 and September 29, 2001, and the period from February 23, 2000 (inception) to September 30, 2000 and from February 23, 2000 (inception) to September 28, 2002, and have issued our report thereon dated November 20, 2002. Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




                                                               Ernst & Young LLP


San Francisco, California
Date  November 20, 2002
    ---------------------

INDEX TO EXHIBITS
-----------------


Exhibit
Number      Description
------      -----------

3.3 Certificate of Designation of Powers, Preferences and Rights of Series B Preferred Stock

99.3        President  Certification Pursuant to 18 U.S.C as adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

99.4        CFO  Certification  Pursuant  to 18 U.S.C.  as adopted  Pursuant  to
            Section 906 of the Sarbanes-Oxley Act of 2002