Form 10-K/A
period 2002-09-28
OPTICNET INC
filed 2003-01-24
CIK 1121648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] Amendment to annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 2002 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock: $0.0001 Par Value; 3,093,202 shares of Voting Common Stock and 2,998,902 shares of Nonvoting Common Stock outstanding as of January 17, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE TO AMENDMENT

THE REGISTRANT HEREBY AMENDS ITS REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2002 TO AMEND ITEM 10 AND TO ADD ITEMS 11, 12 AND 13 OF PART III. OTHER THAN AS SET FORTH IN THE PRECEDING SENTENCE, THE COMPANY HAS NOT UNDERTAKEN TO UPDATE OR ADD TO ANY OTHER INFORMATION CONTAINED IN THE COMPANY'S ORIGINAL REPORT ON FORM 10-K FILED ON JANUARY 10, 2003.

Except for historical information contained herein, the following discussion may contain certain forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. We have based these forward-looking statements on our current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions about us. In particular, the words and phrases such as "expects," "estimates," "intends," "plans," "believes," "projection," "will continue" and "is anticipated" are intended to identify forward-looking statements.

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

     Section 16(a) Beneficial Ownership Reporting Compliance:

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the company's directors and executive officers, and persons who own more than ten percent of the company's Common Stock, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock of the company. Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the company with copies of all Section 16(a) forms they file.

     To the company's knowledge, based solely on a review of the copies of such reports furnished to the company and written representations that no other reports were required, during the fiscal year ended September 28, 2002, and except as set forth below, the company's officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

     There was a late filing of one Form 4 on behalf of James W. Seeser. This was an inadvertent administrative omission by the company, and the Form 4 was promptly filed upon discovery of the oversight.

ITEM 11. EXECUTIVE COMPENSATION

     The following table presents summary information with respect to the compensation paid to our president and each of our other executive officers whose salary and bonus exceeded $100,000 during our fiscal years ended September 28, 2002 and September 29, 2001 (1):

                                                                                                      Long Term
                                               Annual Compensation (2)                           Compensation Awards
                                        ----------------------------------               -----------------------------------

                                                                      Other                          Securities      All Other
                                                                      Annual          Restricted     Underlying      Compensation
            Name and                    Salary (3)       Bonus     Compensation         Awards        Options (7)        (8)
       Principal Position       Year       ($)            ($)          ($)               ($)             (#)             ($)
       ------------------       ----       ---            ----         ---               ---             ---             ---
Dr. Lawrence A. Wan............ 2002     164,994           --           --                 --              --             1,446
Chairman of the Board           2001     353,775           --           --              26,500 (5)       4,000           11,061


Mr. Gerald D. Brasuell......... 2002      61,384           --           --      16,000 (6)/321,550(5)   20,000            6,309
President                       2001        --             --                          132,500 (5)       5,000             --

Mr. Martin Lim................. 2002     107,841           --        6,000 (4)             --              --             5,557
Chief Technical Officer         2001     152,299           --           --                 --              --             3,961

------------------

     1) No executive officers other than those listed received compensation comprised of salary and bonus exceeding $100,000 in fiscal 2002 and 2001.

     2) In accordance with rules promulgated by the Securities and Exchange Commission, other annual compensation in the form of perquisites and other personal benefits may have been omitted where the aggregate amount of such perquisites and other personal benefits constitutes less than the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer for the fiscal year.

     3) Includes annual cash payments designated as automobile allowances, which did not exceed $10,000 for any individual in any year.

     4) Represents value received in fiscal 2002 of the vesting of 150,000 shares of nonvoting common stock.

     5) Represents the dollar value of shares awarded by BEI Technologies, our former parent company, to the named individuals during their service to BEI Technologies. Value calculated by multiplying the market value based on the closing sales price on the date of grant by the number of shares awarded. At September 28, 2002, the aggregate holdings and value of restricted stock held by the named individuals (based on the number of shares held at fiscal year-end multiplied by the closing sales price of BEI Technologies' Common Stock as reported on the Nasdaq National Market on September 28, 2002) was as follows: Dr. Wan, 18,350 shares, valued at $213,777;

     Mr. Brasuell, 47,450 shares, valued at $552,792; and Mr. Lim, 2,000 shares, valued at $23,300. Generally, the restrictions on awards of restricted stock lapse with respect to 15% of the total number of shares per year on the first, second, third, fourth and fifth anniversaries of the date of grant and with respect to the remaining shares subject to such award on the sixth anniversary of the date of grant.

     6) Represents the dollar value of shares awarded, calculated by multiplying the fair value per share as determined in the good faith determination of the Company's Board of Directors as of the date of such award by the number of shares awarded.

     7) Represents incentive stock options awarded by BEI Technologies to the named individuals during their service to BEI Technologies.

     8) Includes $5,414 paid in fiscal 2002 to Mr. Lim and $5,557 and $3,780 paid in fiscal 2001 to each of Messrs. Wan and Lim, respectively, as a normal contribution pursuant to the company's participation in BEI Technologies' Multiemployer Retirement Savings Plan. Includes $5,928 paid in fiscal 2002 to Mr. Brasuell as a normal contribution pursuant to the company's participation in BEI Technologies' Multiemployer Retirement Savings Plan. The remaining sums listed for fiscal 2002 for Messrs. Wan, Brasuell and Lim and fiscal 2001 for Messrs. Wan and Lim are attributable to premiums paid by the company for group term life insurance.

                                                 Option Grants in Fiscal Year 2002 (1):

                                                                                                   Potential Realizable Value at
                              Number of     % of Total                                                    Assumed Annual
                              Securities     Options                 Market                               Rates of Stock
                              Underlying    Granted to              Price at                          Price Appreciation for
                               Options      Employees  Exercise     Date of                                Option Term (4)
                               Granted      in Fiscal    Price       Grant          Expiration        -------------------------
  Name                          (#)(2)        Year      ($/Sh)       ($/Sh)            Date           0%         5%         10%
  ----                          ------        ----      ------       ------            ----           --         --         ---
Dr. Wan................            --          --         --           --                 --          --         --         --
Mr. Brasuell...........        20,000         (3)     16.21-10.63  16.21-10.63     11/28/11-8/7/12    --       168,795    427,760
Mr. Lim................            --          --         --           --                 --          --         --          --

------------------
     1) The above table discloses stock options awarded by BEI Technologies, our former parent company, to the named individuals during their service to BEI Technologies.

     2) Incentive stock option awards received from BEI Technologies in November 2001, prior to Mr. Brasuell's employment with the company, and August 2002, following Mr. Brasuell's employment with the company, vest on a straight-line basis over a three-year period commencing on the anniversary date of the award.

     3) Options granted to Mr. Brasuell in fiscal 2002 represents 7.6% of total options granted to employees by BEI Technologies. Percentage is based upon options to purchase 262,000 shares granted by BEI Technologies in fiscal year 2002.

     4) The potential realizable value is based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually for the entire term of the option and the option is exercised solely on the last day of its term for the appreciated price. These amounts represent certain assumed rates of appreciation less the exercise price, in accordance with the rules of the Securities Exchange Commission, and do not reflect the company's or BEI Technologies' estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of BEI Technologies' Common Stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

                Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values (1):

                                                                 Number of Securities
                                                                      Underlying         Value of Unexercised
                                                                  Unexercised Options    in-the-Money Options
                                 Shares Acquired    Value            at FY-End (#)           at FY-End ($)
                                  on Exercise      Realized          Exercisable/            Exercisable/
      Name                            (#)            ($)           Unexercisable (2)       Unexercisable (3)
   ----------                         ---            ---           -----------------       -----------------
Dr. Lawrence A. Wan...........        --              --              13,666 / --             85,848 / --
Mr. Gerald D. Brasuell........        --              --            15,332 / 26,668         93,046 / 28,204
Mr. Martin Lim................        --              --              2,333 / 667           15,348 / 3,602


     (1) The above table discloses exercises of stock options awarded by BEI Technologies, our former parent company, with respect to options awarded to the named individuals during their service to BEI Technologies.

     (2)  Includes both "in-the-money" and "out-of-the-money" options.

     (3)  The fair market value of the  underlying  shares of BEI  Technologies'
          Common  Stock  on  September  28,  2002,   less  the  exercise  price.
          "Out-of-the-money" options are ignored.

     Participation in Compensation Decisions

     Decisions relating to compensation of executive officers are made by the board of directors acting together. Mr. Wrench, our Chief Financial Officer and a member of the board of directors, and Mr. Crocker, a member of the board of directors, each also serve on the board of directors of BEI Technologies. In addition, Mr. Crocker also serves as Chief Executive Officer of BEI Technologies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain information with respect to securities authorized for issuance under equity compensation plans is set forth in Part II, Item 5 of this Report.

     The following table sets forth information regarding the beneficial ownership of our securities, as of December 31, 2002 by:

          * each person who, to our knowledge, is the beneficial owner of 5% or more of a class of our outstanding securities;

          *    each of our directors;

          *    each of our executive officers; and

          *    all executive officers and directors as a group.

                                                     Beneficial Ownership (1)
                                                 -------------------------------
                                                Number of             Percent of
Beneficial Owner                                 Shares                Total (2)
----------------                                 ------                ---------
BEI Technologies, Inc ...............         20,184,033 (3)            76.9%
      One Post Street
      Suite 2500
      San Francisco, CA
Mr. Charles Crocker (4) ..............           229,468 (5)             1.0%
      One Post Street
      Suite 2500
      San Francisco, CA
Dr. Lawrence A. Wan (4) ..............           871,104                 3.3%
Mr. Gerald D. Brasuell (4)(6) ........           408,246                 1.6%
Mr. Gary D. Wrench (4)(6) ............           32,979                    *
Mr. Martin Lim (4)(6) ................           602,006                 2.3%
Mr. Danforth Joslyn (4)(6) ...........           108,000                   *
Dr. James W. Seeser (4)(6) ........                --                      *
All executive officers and directors
 as a group (7 persons)(4) .........           2,251,803(5)(6)(7)        8.6%

------------------
     * Less than one percent

     (1) This table is based upon information contained in our files and supplied to us by our officers, directors and principal stockholders. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act. Except as otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and sole investment power with respect all shares indicated as beneficially owned.

     (2) Applicable percentages are based on 26,262,210 shares outstanding on December 31, 2002, adjusted as would be required under rules of the Securities and Exchange Commission and includes voting securities and also nonvoting securities convertible into voting securities.

     (3) Represents 2,000,000 shares of our Series A preferred stock, 18,146,420 shares of our Series B preferred stock and 37,613 shares of our voting common stock. The 2,000,000 shares of our Series A preferred stock held by BEI Technologies are convertible into shares of our voting common stock on a one-for-one basis. The 18,146,420 shares of our Series B preferred stock is not convertible into any other form of security.

     (4) Beneficial ownership and applicable percentages based on ownership of both voting common stock and nonvoting common stock convertible into voting common stock at the election of our board of directors as follows: Mr. Charles Crocker, 221,468 shares voting common stock and 8,000 shares nonvoting common stock; Dr. Lawrence A. Wan, 13,964 shares voting common stock and 857,140 shares nonvoting common stock; Mr. Gary D. Wrench, 24,979 shares voting common stock and 8,000 shares nonvoting common stock; and Mr. Danforth Joslyn, all 108,000 shares are nonvoting common stock.

     (5) Does not include 2,000,000 shares of Series A preferred stock, 18,146,420 shares of Series B preferred stock, and 37,613 shares of voting common stock held by BEI Technologies. As Mr. Crocker is Chairman of the Board of BEI Technologies, in this capacity he may be deemed to share voting and investment control over the shares held by BEI Technologies. Mr. Crocker disclaims beneficial ownership of the shares held by BEI Technologies within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

     (6) As of December 31, 2002, a total of 300,000 shares held by Mr. Brasuell; a total of 3,000 shares held by Mr. Wrench; a total of 225,000 shares held by Mr. Lim; and a total of 3,000 shares held by Mr. Joslyn are subject to a right of repurchase by us if the individual's employment with us should terminate prior to full lapsing of our repurchase right. At
     December 31, 2002, shares of our common stock subject to a right of repurchase by us provided for continued monthly pro-rata lapsing of our repurchase right so long as the individual remains in our employ until our repurchase rights lapse in full in June 2004 for Mr. Wrench, Mr. Lim and Mr. Joslyn and September 2006 for Mr. Brasuell.

     (7) Includes the shares described in the notes above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Agreements with BEI Technologies

     Technology Transfer and Distribution Agreement

     In connection with our separation from BEI Technologies completed in November 2000, in October 2000, we entered into a Technology Transfer and Distribution Agreement ("Distribution Agreement"), which governed general terms and conditions of our separation. As background for our separation, in September 2000 BEI Technologies obtained an independent valuation from a nationally recognized appraisal firm, which included an evaluation of the implied value of the intellectual property and assets to be transferred to us. The valuation was based on factors including the investment to date by BEI Technologies in developing the intellectual property to be transferred, an estimation of the cost to commercialize the intellectual property and possible market applications. The number of shares of our voting common stock to be issued to BEI Technologies for distribution to its stockholders was determined by reference to this appraisal.

     The following is a summary of the principal  provisions of the Distribution
     Agreement:

     The Distribution Agreement provided for the contribution to us of certain assets and intellectual property related to the fiber optic components technology developed by BEI Technologies and BEI Technologies' majority-owned subsidiary, SiTek, Inc. ("SiTek"). In exchange, we issued a total of 3,616,000 shares of our voting common stock to BEI Technologies, which shares were distributed by BEI Technologies to its stockholders on the basis of one share of our voting common stock for each two shares of BEI Technologies stock held as of October 30, 2000, the effective date for the distribution. BEI Technologies subsequently distributed all but 37,613 of these shares to their shareholders. In addition, the Distribution Agreement provided for our employees continued participation in the 401(k) Plan of BEI Technologies and continued participation in other employee welfare benefit plans sponsored by BEI Technologies. Further, BEI Technologies agreed to provide and maintain certain insurance coverage on our behalf as provided in the Distribution Agreement. The Distribution Agreement also provided us with the right to hire certain individuals approved by Technologies who were, or had been, employees of BEI Technologies or SiTek. In connection with the Distribution Agreement, we agreed that expenses associated with the Distribution were initially to be charged to and paid by BEI Technologies, and in the future allocated between BEI Technologies and us on an equitable basis, with us reimbursing BEI Technologies for our respective share of the expenses.

     InterCompany Services Agreement

     In October 2000 we entered into an InterCompany Services Agreement with BEI Technologies whereby BEI Technologies agreed to make available to us certain office and facility space, personnel support and supervision, financial and administrative services, record-keeping functions and other assistance for a transition period originally scheduled to terminate on September 30, 2001, which arrangement has been extended and may now be terminated by either party upon reasonable notice to the other party. The agreement addressed the assignment of certain equipment lease obligations to the company by BEI Technologies, and provides terms for use of the equipment by BEI Technologies in consideration of the assignment. The agreement provides for our continued use of certain centralized staff services and systems, such as health claims administration, oversight of compliance with public company reporting and related requirements, the preparation and filing of tax returns and the administration of retirement assets and employee welfare benefit plans. Additionally, the agreement addresses oversight of insurance coverage provided to the company under the Distribution Agreement described above. BEI Technologies is reimbursed by us for the costs and expenses incurred in association with these services at a flat quarterly rate of $25,000. In the fiscal quarter ended June 29, 2002, BEI Technologies agreed to suspend charges for the third and fourth quarters of fiscal 2002 and future quarters' service charges, due to the Company's inability to obtain significant strategic partners or third party financing and reduced services to a minimal level. An exhibit to the agreement is our Revolving Line of Credit Note entered into with BEI Technologies, as described below.

     License and Technical Assistance Agreement

     In October 2000 we entered into a License and Technical Assistance Agreement with SiTek whereby SiTek agreed to assist us in certain research and development efforts and also fabricate and supply us with certain components utilized in our products. Further, Sitek granted to us a perpetual, royalty free, worldwide, exclusive license to develop, make, use and sell products within the field of telecommunications data transmission utilizing technology now possessed or later developed by SiTek, and we have granted back to SiTek a corresponding perpetual, royalty free, worldwide, exclusive license to develop, make, use and sell products outside of the telecommunications data transmission market utilizing technology now possessed by us or later developed. To date, all transactions between us and SiTek under this agreement have been on a royalty-free basis. In the future, royalties are to be paid to SiTek by us only to the extent we receive a sublicense fee for SiTek technology embedded into a product sold by us, which sublicense fee we are required to share on a fifty percent basis with SiTek.

     Facility Rent Arrangements

     We rent office space used for administrative purposes in San Francisco, California from BEI Technologies under our InterCompany Services Agreement described above. The monthly rental payments associated with these facility rental arrangements are subsumed into our total monthly payment under the InterCompany Services Agreement. We also lease 15,571 square feet of space used for research and development and manufacturing activities in Hayward, California from BEI Technologies under a sublease agreement entered into in October 2001, for an initial term expiring December 2005. As of March 30, 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs. The Company agreed with BEI Technologies that this reduction in operations would lower usage of subleased facilities described above. Accordingly, the annual lease payments to BEI Technologies have been prorated beginning March 31, 2002, based on the portion of the facilities the Company requires to support its current customers. Prior to entering into the sublease agreement with us in October 2001, BEI Technologies entered into a multi-tenant lease agreement in December 2000 for the aggregate facility space subleased to us.

     Equipment Sublease Agreement

     In September 2001 we entered into an equipment sublease agreement with BEI Technologies, as lessor, which is subordinate to a master lease agreement entered into by BEI Technologies, as lessee. The manufacturing and production equipment delivered to date under the equipment sublease agreement is installed at our Hayward, California facility. Equipment in place as of December 31, 2002 under the equipment sublease agreement is at an approximate cost of $7.0 million, with initial lease terms of 36 months. Rental payments are due on a quarterly basis and the amount determined by the Company's level of usage of the equipment, the cost of the equipment and applicable interest. Due to reduced usage of the equipment during the last 6 months of fiscal 2002, and expected reduced usage in the future, past payments may not be indicative of expected future payments. The equipment sublease agreement between us as lessee and BEI Technologies as lessor is subject to, and incorporates all obligations of BEI Technologies to the lessor under the master lease agreement to which BEI Technologies is a party.

     Revolving Line of Credit Note; Payable to BEI Technologies

     The InterCompany Services Agreement further provided for a line of credit from BEI Technologies to the Company for up to $2.0 million with interest at prime plus 1.5%, expiring on September 28, 2002, unless extended by mutual agreement of the parties. During fiscal 2002, BEI Technologies increased this line of credit by $1.0 million. As of June 29, 2002 and September 28, 2002, the Company had outstanding borrowings totaling approximately $2.7 million on this line of credit. During the fiscal quarter ended June 29, 2002, the Company was informed by BEI Technologies that no further advances would be made to the Company under this line of credit beyond the approximately $2.7 million funded as of March 30, 2002. During October 2002, BEI Technologies extended the maturity date of the line of credit to December 31, 2002.

     All of the arrangements outlined above may not represent transactions at arms length and we may not be able to obtain terms as favorable with third parties, if at all, when and if the arrangements with BEI Technologies come to an end.

     Issuance of Series B Preferred Stock to BEI Technologies

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

     Ten Percent Shareholder Relationships

     As of December 31, 2002, no executive officers or directors owned ten percent or more of our outstanding securities. During the fiscal years 2002 and 2001, we had significant intercompany relationships with BEI Technologies and related payments to BEI Technologies arising out of these relationships as described above. We expect our close affiliation with BEI Technologies to continue in the near future.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this periodic report to be signed on its behalf by the undersigned, thereunto duly authorized.

OpticNet, Inc.


Signature                                     Title                                             Date

/s/ Charles Crocker                           Director                                          1/24/03
---------------------------------------                                                         ------------------------------
Charles Crocker


/s/ Danforth Joslyn                          Director                                           1/24/03
---------------------------------------                                                         ------------------------------
Danforth Joslyn


/s/ Dr. James W. Seeser                      Director                                           1/24/03
---------------------------------------                                                         ------------------------------
Dr. James W. Seeser


                                             Chairman of the Board of Directors
---------------------------------------                                                         ------------------------------
Dr. Lawrence A. Wan


/s/ Gary D. Wrench                           Director and Chief Financial Officer                1/24/03
---------------------------------------                                                         ------------------------------
Gary D. Wrench


 /s/ Robert R. Corr                           Secretary and Treasurer (Chief                     1/24/03
---------------------------------------       Accounting Officer)                               ------------------------------
Robert R. Corr

                                CERTIFICATION OF
                                    PRESIDENT


I, Gerald D. Brasuell, certify that:

1.   I have reviewed this annual report on Form 10-K/A of OpticNet, Inc.;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Dated 1/24/03


/s/ Gerald D. Brasuell
--------------------------------
Gerald D. Brasuell
President

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER

I, Gary D. Wrench, certify that:

1.   I have reviewed this annual report on Form 10-K/A of OpticNet, Inc.;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Dated 1/24/03


/s/ Gary D. Wrench
--------------------------------
Gary D. Wrench
Chief Financial Officer

INDEX TO EXHIBITS


Exhibit
Number                              Description
------                              -----------
99.3 President Certification Pursuant to 18 U.S.C as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4              CFO Certification Pursuant to 18 U.S.C. as adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002