Form 10-Q
period 2002-12-28
OPTICNET INC
filed 2003-02-11
CIK 1121648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 28, 2002 or

|_|  Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange  Act of 1934 for the  transition  period  from  ______________  to
     ______________.


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

Common Stock: $.0001 Par Value; 3,093,202 shares of Voting Common Stock and 2,998,902 shares of Nonvoting Common Stock outstanding as of December 28, 2002.

OPTICNET, INC.
(a development stage company)

INDEX

PART 1.    FINANCIAL INFORMATION                                            PAGE
           ---------------------                                            ----

Item 1.    Financial Statements

                     Condensed Balance Sheets--December 28, 2002 and
                       September 28, 2002                                    3

                     Condensed Statements of Operations--Quarters
                       ended December 28, 2002 and December 29, 2001
                       and the period from February 23, 2000
                       (inception) to December 28, 2002                      4

                     Condensed Statements of Cash Flows-- Quarters
                       ended December 28, 2002 and December 29, 2001
                       and the period from February 23, 2000
                       (inception) to December 28, 2002                      5

                     Notes to Condensed Financial Statements--
                       December 28, 2002                                     6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10

Item 3.    Quantitative and Qualitative Disclosure About Market
             Risk                                                           14


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 16

                     (a) Exhibits

                     (b) Reports on Form 8-K

          SIGNATURES                                                        18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICNET, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

                                                   December 28,    September 28,
                                                      2002            2002
                                                   (Unaudited)  (See note below)
                                                   -----------   --------------

ASSETS

Cash and cash equivalents                           $    57,945      $     4,881
Prepaid expenses                                          9,114            3,263
Other current assets                                        324              324
                                                    -----------      -----------
      Total current assets                               67,383            8,468

Other assets                                                728              728
                                                    -----------      -----------
                                                    $    68,111      $     9,196
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                    $      --        $   13,713
Accrued expenses and other liabilities                   12,707          40,394
Other related party liability                           244,577         214,078
Note payable to related party                         2,656,338       2,656,338
Customer funded research and development liability       70,500             --
                                                    -----------      -----------
      Total current liabilities                       2,984,122       2,924,523

Stockholders' deficit                                (2,916,011)     (2,915,327)
                                                    -----------      -----------
                                                    $    68,111      $    9,196
                                                    ===========      ===========

Note: The balance sheet at September 28, 2002 has been derived from the audited balance sheet at that date.

See notes to condensed financial statements.

OPTICNET, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                      Quarters Ended
                                                                            ---------------------------------
                                                                                                                       Period from
                                                                                                                        February 23,
                                                                                                                           2000
                                                                                                                      (inception) to
                                                                             December 28,         December 29,          December 28,
                                                                                2002                 2001                  2002
                                                                            -----------           -----------           -----------
Revenues                                                                    $      --             $    87,500           $   611,500
Cost of revenues                                                                   --                  43,752               343,441
                                                                            -----------           -----------           -----------
Gross margin                                                                       --                  43,748               268,059

Selling, general and administrative expenses                                     59,011               288,342             2,222,019
Research and development expenses                                                63,124               463,566             3,895,963
                                                                            -----------           -----------           -----------
Loss from operations                                                           (122,135)             (708,160)           (5,849,923)

Interest expense                                                                 39,623                18,780               188,938
Other income                                                                       --                   9,000                65,173
                                                                            -----------           -----------           -----------

Deficit accumulated in the development stage                                $  (161,758)          $  (717,940)          $(5,973,688)
                                                                            ===========           ===========           ===========
Basic and diluted net loss per share                                        $     (0.03)          $     (0.13)          $     (1.33)
                                                                            ===========           ===========           ===========

Weighted average shares used in computation of
  basic and diluted loss per share                                            5,857,331             5,433,406             4,505,524
                                                                            ===========           ===========           ===========

See notes to condensed financial statements.

OPTICNET, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                           Quarters Ended
                                                                                    -----------------------------
                                                                                                                       Period from
                                                                                                                       February 23,
                                                                                                                           2000
                                                                                                                      (inception) to
                                                                                    December 28,      December 29,      December 28,
                                                                                        2002              2001             2002
                                                                                    -----------       -----------       -----------
Cash flows from operating activities:
Deficit accumulated in the development stage                                        $  (161,758)      $  (717,940)      $(5,973,688)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                                         5,091             7,879            56,650
    Other                                                                                53,748          (148,773)          318,346
                                                                                    -----------       -----------       -----------
Net cash used by operating activities                                                  (102,919)          (858,834)      (5,598,692)

Cash flows from investing activities:
    Purchase of property and equipment                                                     --              (1,158)          (24,492)
    Other                                                                                  --                --                (728)
                                                                                    -----------       -----------       -----------
Net cash used by investing activities                                                      --              (1,158)          (25,220)

Cash flows from financing activities:
     Proceeds from borrowing on line of credit from related party                          --             562,396         2,820,331
     Principal payments on line of credit from related party                               --                --            (163,993)
     Proceeds from equity funding from a related party                                  155,983              --           1,970,625
     Proceeds from issuance of convertible preferred stock, net                            --                --           1,000,000
     Proceeds from issuance of common stock                                                --                --              54,894
                                                                                    -----------       -----------       -----------
Net cash provided by financing activities                                               155,983            562,396        5,681,857
                                                                                    -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                                     53,064          (297,596)           57,945
Cash and cash equivalents at beginning of period                                          4,881           828,489              --
                                                                                    -----------       -----------       -----------
Cash and cash equivalents at end of period                                          $    57,945       $   530,893       $    57,945
                                                                                    ===========       ===========       ===========

Supplemental Disclosure of Non Cash Items:

Grants of restricted stock                                                          $      --         $      --         $    95,040
Contribution of treasury stock                                                             --                --              14,720
Repurchase of restricted stock                                                             --                --              19,208
Conversion of equity funding to preferred stock                                       1,814,642              --           1,814,642
Reclassification of prior period funding                                            $    33,062       $      --         $    33,062

See notes to condensed financial statements.

OPTICNET, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2003. For further information, refer to the financial statements and footnotes thereto in the Company's annual report on Form 10-K, as amended January 24, 2003.

OpticNet, Inc. ("OpticNet" or the "Company") was incorporated on February 23, 2000 in the State of Delaware. From its inception (February 23, 2000) through
December 31, 2000, OpticNet operated as a controlled subsidiary of BEI Technologies, Inc. ("BEI Technologies"). BEI Technologies accumulated the costs associated with OpticNet's operations in the period from February 23, 2000 through December 31, 2000 including all expenses directly attributable to OpticNet and an allocation of the costs of shared facilities, salaries and employee benefits attributable to OpticNet based on relative headcount. These allocations were based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if OpticNet had been operated on a stand-alone basis during this period.

As of October 30, 2000, BEI Technologies distributed 3,578,387 shares to BEI Technologies' stockholders ("Distribution"), substantially all of the Company's voting common stock held by BEI Technologies. In the Distribution, each holder of record of BEI Technologies common stock as of October 30, 2000 received one share of OpticNet common stock for every two shares of BEI Technologies common stock held, and cash in lieu of any fractional share of OpticNet common stock. After the Distribution, BEI Technologies continued to hold securities of the Company in the form of convertible preferred and common stock, representing an aggregate ownership interest of approximately 25% in the Company up until the issuance of the Company's Series B nonconvertible preferred stock to BEI Technologies during the first quarter of fiscal 2003.

The principal focus of the Company's business is to develop, manufacture and market fiber optic components and subsystems for the telecommunications market.

OpticNet's primary activities since inception have been devoted to developing its product offerings and related technologies, recruiting key management and technical personnel and attempting to raise capital to fund operations. OpticNet has not recognized significant revenues since inception. All revenue recognized to date consisted of engineering work performed under engineering agreements with unaffiliated customers and not from the sale of fiber optic components and subsystems. As a result, the accompanying financial statements are presented in accordance with Financial Accounting Standards ("FAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

OpticNet's  operations  are  subject  to  significant  risks and  uncertainties, including competitive, financial, developmental, operational, growth and expansion, technological, regulatory and other risks associated with an emerging business.

These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had recurring operating losses and negative cash flows from operations and has an accumulated deficit of $6.0 million at December 28, 2002. These conditions raise substantial doubt about the

Company's ability to continue as a going concern.

During fiscal 2002 and the first quarter of fiscal 2003, the Company continued to be unsuccessful in attracting outside financing despite management's efforts and continued operations on a reduced basis. Management and the Company's board of directors decided in March 2002 to reduce the level of incremental spending for research and development and to reduce operations to a level that would solely support the current customer base. Management's plan to enable the Company to continue as a going concern calls for the Company's operations to be frozen at a minimal level, sufficient to support current product delivery commitments. The Company reduced its fixed cost base to an absolute minimum and no longer maintains any employees of its own other than officers of the Company, each of whom provide services to the Company on a part time basis. The majority of OpticNet's operating costs are paid by BEI Technologies, who shares the Hayward facility and from whom engineering and other services are rented on an as-required basis. The cash outlay for the Company's portion of these costs are recorded as additional investment in the Company by BEI Technologies. Future operating expenses are expected to be funded by product and prototype revenue under existing contracts. In addition, new prototype or product contracts will not be initiated if these contracts cannot generate positive cash flows within the next 12 months. Management believes that additional funding of less than $1.0 million will enable the Company to continue on a reduced basis as a going concern through September 30, 2003 and that such funding will be available from BEI Technologies, if required. However, management cannot be certain such additional funding will be on desirable, or acceptable, terms to the Company. Management continues to seek additional equity financing from existing sources on an opportunistic and as-available basis. Management plans to defer substantially all research and development activity in the absence of additional equity financing.

These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

During the third and fourth quarters of fiscal 2002, BEI Technologies provided the Company with approximately $1.8 million in financing, which was advanced with the understanding that such amount would be converted into a form of nonvoting equity in the Company. Effective September 28, 2002, the Company and BEI Technologies determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of the Company's newly authorized nonvoting Series B Preferred Stock to BEI Technologies, in consideration of the approximately $1.8 million advanced.

The Company received approximatley $190,000 in equity funding from BEI Technologies during the first quarter of fiscal 2003, used for general operating expenses. The parties have been discussing the authorization by the Company of additional equity securities for issuance to BEI Technologies representing this sum. The final terms of such an equity investment would be determined when, and if, such an equity investment is consummated.

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

Long-Lived Assets

The Company recognizes impairment losses in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Long-lived assets, including property and equipment and other assets, are reviewed and impairment recognized when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. Indicators of impairment were present during the periods presented. Total net realizable fair value of all long-lived assets at December 28, 2002 was $728.

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

The Services Agreement further provided for a line of credit from BEI Technologies to the Company for up to $2.0 million with interest at prime plus 1.5%, expiring on September 28, 2002, unless extended by mutual agreement of the parties. During fiscal 2002, BEI Technologies increased this line of credit by $1.0 million. As of September 28, 2002 and December 28, 2002, the Company had outstanding borrowings totaling approximately $2.7 million on this line of credit. During the fiscal quarter ended June 29, 2002, the Company was informed by BEI Technologies that no further advances would be made to the Company under this line of credit beyond the approximately $2.7 million funded as of March 30, 2002. During October 2002, BEI Technologies extended the maturity date of the line of credit to December 31, 2002. The parties intend to extend the maturity date of the line of credit. The final terms of such an extension would be determined when, and if, such an extension is consummated. To maintain sufficient liquidity in the future and to fund operations, the Company will need to obtain additional financing, which may be on unfavorable terms in light of the Company's credit position.

On September 28, 2001 the Company entered into a general equipment sublease agreement with BEI Technologies as the lessor, which is subordinate to a master lease agreement entered into by BEI Technologies as the lessee. On September 28, 2001, December 20, 2001 and March 28, 2002, the Company executed equipment lease schedules under the general equipment sublease with BEI Technologies. The total value of the scheduled equipment under the sublease agreement was approximately $7.0 million, with an initial lease term of 36 months. Rental payments are due on a quarterly basis and the amount determined by the Company's level of usage of the equipment, the cost of the equipment and applicable interest. Payment due for the quarter ended December 28, 2002 was approximately $46,000.

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

In the six months ended September 28, 2002, BEI Technologies advanced an additional $1.8 million to the Company. Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of the Company's newly authorized nonvoting Series B Preferred Stock to BEI Technologies, in consideration of the approximately $1.8 million advanced noted above.

The Company received approximately $190,000 in equity funding from BEI Technologies during the first quarter of fiscal 2003, used for general operating expenses. The parties have been discussing the authorization by the Company of additional equity securities for issuance to BEI Technologies representing this sum. The final terms of such an equity investment would be determined when, and if, such an equity investment is consummated.

All of the arrangements outlined above were negotiated by related parties and may not represent transactions at arms length and the Company may not be able to obtain terms as favorable with third parties if and when the arrangements with BEI Technologies come to an end.


NOTE 3. NOTE PAYABLE TO RELATED PARTY

During fiscal 2001, the Company entered into a line of credit agreement with BEI Technologies, a minority investor. Under the terms of the agreement, BEI Technologies has made available to the Company from time to time until December 31, 2002, an amount not to exceed at any time the aggregate principle amount of $3.0 million, as amended. The Company's obligation to repay the loans outstanding is due in full on December 31, 2002, unless extended by mutual agreement of the parties. The parties intend to extend the maturity date of the line of credit. The final terms of such an extension would be determined when, and if, such an extension is consummated. During the fiscal quarter ended June 29, 2002, the Company was informed by BEI Technologies that no further advances would be made to the Company under this line of credit beyond the approximately $2.7 million funded as of March 30, 2002 in view of the Company's inability to obtain outside financing to date and other general indications of investor disaffection with businesses in the telecommunications market. Borrowings outstanding on the line of credit were as follows:


                                                    December 28,    December 29,
                                                        2002           2001
                                                     ----------     ----------
Unsecured revolving promissory note from BEI
  Technologies due 12/31/02, at a rate of prime
  plus 1.5%; 6.25% and 5.75% at December 28, 2002
  and December 29, 2001, respectively                $2,656,338     $1,729,004
                                                     ----------     ----------
                                                     $2,656,338     $1,729,004
                                                     ==========     ==========

No interest was paid during the quarter ended December 28, 2002 or in the quarter ended December 29, 2001. Accrued interest expense was approximately $189,000 and $19,000 at December 28, 2002 and December 29, 2001, respectively. The interest payable of approximately $189,000 at December 28, 2002 was recorded as an other related party liability.


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

NOTE 5. CONTINGENCIES AND LITIGATION

The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions, individually or in the aggregate, will have a material impact on the Company's business, financial condition or operating results. The Company is a codefendant in a dispute with a former employee, which at December 28, 2002, cannot be reasonably estimated to the future financial impact. The Company believes this claim has no merit and is defending the allegation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K, as amended January 24, 2003, in particular, within the "Risk Factors" section thereof.

See "Critical accounting policies and the use of estimates" for a description of the Company's critical accounting policies.

Quarters ended December 28, 2002 and December 29, 2001

Revenues during the first quarter of fiscal 2002 were $87,500, reflecting work performed under engineering agreements with unaffiliated customers. There were no revenues during the first quarter of fiscal 2003. The decrease is primarily due to the continued slow down of demand for new telecommunications equipment components compared to prior periods.

In addition, during the first quarters of fiscal 2002 and 2003, the Company made prototype deliveries to one customer. In the first quarter of fiscal 2002, cost of revenues as a percentage of revenues was 50%, resulting in gross profit of approximately $44,000. Cost of revenues includes salaries, materials and production overhead.

Selling, general and administrative expenses in the first quarter of fiscal 2003 decreased approximately $229,000 from $288,000 in the same quarter of the prior fiscal year to $59,000. During fiscal 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs. The Company agreed with BEI Technologies that this reduction in operations would lower usage of the subleased facilities. Accordingly, the annual lease payments to BEI Technologies are now prorated based on the portion of the facilities the Company requires to support its current customers. In the first quarter of fiscal 2002, selling, general and administrative expenses included a payment of $25,000 made to BEI Technologies for accounting, human resources and other administrative services provided by BEI Technologies pursuant to the Services Agreement between the two companies. Commencing with the second fiscal quarter of 2002, these charges have been waived in light of the Company's financial position.

Research and development expenses in the first quarter of fiscal 2003 decreased approximately $401,000 from $464,000 in the same quarter of the prior fiscal year to $63,000. The decrease was primarily due to the Company's decision to significantly reduce operations to support its current customers. During the first quarter of fiscal 2002 the Company recorded approximately $900 for deliveries of prototype products as an offset against research and development expense.

Interest expense in the first quarter of fiscal 2003 increased approximately $21,000 from $19,000 in the same quarter of the prior fiscal year to $40,000 due to the increased outstanding balance on the Company's line of credit agreement with BEI Technologies.

Financing from Related Party

Since inception, all operating capital of the Company has been provided by BEI Technologies as debt or equity financing. The Company has been unable to gain outside financing from independent parties to date, in light of the severe downturn in the optical networking industry.

In October 2000, BEI Technologies agreed to provide OpticNet with a line of credit originally established for up to $2.0 million. During fiscal 2002, the line of credit was amended to allow for borrowings up to $3.0 million. During the fiscal quarter ended June 29, 2002, BEI Technologies suspended the availability of advances to the Company under the line of credit, under which amounts outstanding at such time totaled approximately $2.7 million in principal amount. As of March 30, 2002, the Company was advised by BEI Technologies that, in view of the Company's inability to obtain outside financing to date and other general indications of investor dissatisfaction with businesses in the telecommunications market, further debt financing would not be provided by BEI Technologies. During October 2002, BEI Technologies extended the maturity date of the line of credit to December 31, 2002. The parties intend to extend the maturity date of the line of credit. The final terms of such an extension would be determined when, and if, such an extension is consummated. In the six months ending September 28, 2002, BEI Technologies provided an additional $1.8 million, approximately, of financing to the Company, which was advanced with the intent to convert such cash advances into additional equity. Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of nonvoting and nonconvertible Series B Preferred Stock to BEI Technologies, in consideration of the $1.8 million advanced during the third and fourth quarters

In the quarter ended December 28, 2002, BEI Technologies provided additional funding of approximately $190,000 to the Company for general operating expenses. The parties have been discussing the authorization by the Company of additional equity securities for issuance to BEI Technologies representing this sum. The final terms of such an equity investment would be determined when, and if, such an equity investment is consummated.

Pursuant to the facilities sublease agreement, equipment sublease agreement and the Services Agreement described above, payments due to BEI Technologies were as follows:

                                                                                                                   Period from
                                                                                                                   February 23,
                                                                            Fiscal Year          Quarter              2000
                                                                               Ended              Ended           (inception) to
                                                                            September 28,      December 28,        December 28,
                                                                                2002               2002               2002
                                                                             ----------            ----            ----------
                                                                                                                   (unaudited)
Subleases
      Facilities sublease                                                    $  134,585          $ 4,477             $361,117
      Equipment sublease                                                        660,449           46,009              706,458
                                                                             ----------           ------           ----------

      Total amounts financed under subleases                                    795,034           50,486            1,067,575
        Intercompany services charges                                            50,000              --               125,000
                                                                             ----------          -------           ----------
        Total payments due                                                   $  845,034          $50,486           $1,192,575
                                                                             ==========          =======           ==========


Liquidity and Capital Resources

During the first quarter of fiscal 2003, total cash used by operations was approximately $103,000. Cash provided by operations included the positive impact of non-cash charges from depreciation and amortization of $5,000. In addition, positive impacts to cash resources resulted from increases in customer funded research and development liabilty and accrued expenses and other liabilities of approximately $71,000 and $3,000, respectively. These cash inflows were offset by an increase in prepaid expenses of approximately $6,000, a decrease in accounts payable of approximately $14,000 and a net loss of $161,758. Cash provided by financing activities consisted of net proceeds since inception of approximately $2,656,000 from borrowings on the Company's note payable to BEI Technologies under its related party line of credit arrangement. The borrowings were used to fund daily operations, capital investments and product development. In March 2002, BEI Technologies increased this line of credit by $1.0 million and in October 2002, the maturity date was extended to December 31, 2002. Also during the first quarter of fiscal 2003, cash from financing activities included an investment of approximately $190,000 by BEI Technologies.

If the Company continues as a going concern, the Company anticipates incurring substantial additional losses over at least the next several years. Since inception, the Company has incurred recurring operating losses and negative cash flows from operations. As of December 28, 2002, the Company had an accumulated deficit of $6.0 million. After extensive discussions with prospective outside investors throughout fiscal 2002, during March 2002 the Company became aware that none of these discussions would result in near term equity financing for the Company. As of March 30, 2002, the Company was advised by BEI Technologies that, in view of the Company's inability to obtain outside financing to date and other general indications of investor disaffection with businesses in the telecommunications market, further debt financing would not be provided by BEI Technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In the first quarter of fiscal 2003, the Company issued nonvoting preferred stock to BEI Technologies in consideration of amounts received in the third and fourth quarters of fiscal 2002. As of the end of the Company's March 30, 2002 fiscal quarter, management determined that the Company would not have sufficient financing for the remainder of its 2002 fiscal year without modifying the Company's business plan, implementing strict cost-cutting measures and obtaining additional financing was obtained. Therefore, management and the Company's board of directors reduced the level of spending by the Company for research and development and facility and equipment expenditures and to reduce operations to a level that will solely support the current customer base. The Company intends to continue to operate in such a scaled back manner until additional outside financing is available or other prospects are realized by the Company.

In April 2002, the Company underwent a reduction in force resulting in eight individuals terminating employment with the Company, including engineering, manufacturing and marketing personnel. Severance pay for affected persons was per Company policy, including cash payment and the acceleration of the vesting of options for certain affected individuals. Total cash costs related to the reduction in force of approximately $86,000 was recorded in the fiscal quarter ending June 29, 2002. No costs related to the reduction in force was recorded in the first quarter of fiscal 2003.

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

Allowance for Doubtful Accounts

The Company continuously monitors collections and payments from its customers and from time to time maintains allowances for doubtful accounts based upon historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within management's expectations, there can be no assurance that the Company will continue to experience the same relative level of credit losses that it has in the past. In addition, the Company's revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of the Company's accounts receivable and future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If, at the time revenue is recognized, the Company determines that collection of a receivable is not reasonably assured, the revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

Litigation

The Company reserves for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher than the amounts reserved.

Environmental Matters

The Company reserves for known environmental claims, of which there are none in the quarter ended December 28, 2002, when payments associated with the claims become probable and the costs can be reasonably estimated. The Company's environmental reserves, for all periods presented, are recorded at the expected payment amount. The actual cost of resolving environmental issues may be higher than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

Research and Development Expense

The Company's products are highly technical in nature and require a significant level of research and development effort. Research and development costs are charged to expense as incurred in accordance with FAS No. 2, "Accounting for Research and Development Costs." Payments and receivables recorded from customers for the delivery under contracts of prototype units of approximately $187,000, $900 and $398,000 were offset against research and development expense in the statements of operations for the quarters ended December 29, 2001, December 28, 2002, and from inception through the quarters ended December 28, 2002, respectively. Eight prototype units were delivered during the quarter ended December 28, 2002.

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

The Company believes that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company's Form 10-K, as amended January 24, 2003, under the heading corresponding to that set forth above. The Company's exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as a portion of the Company's cash equivalents are in short-term debt securities issued by corporations. The Company's cash equivalents are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company's short-term investments, the Company believes that it is not subject to any material market risk exposure. The Company does not have any foreign currency or other derivative financial instruments.

OPTICNET, INC.
(a development stage company)

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Listing of Exhibits


Exhibit
Numbers                      Description                                                            Footnote
-------                      -----------                                                            --------
 2.1     Technology Transfer and Distribution Agreement between BEI Technologies, Inc. and
         the registrant                                                                                 i

 3.1     Amended and Restated Certificate of Incorporation                                             ii

 3.2     Bylaws                                                                                         i

 3.3     Certificate of Designation of Powers, Preferences and Rights of Series B Preferred
         Stock                                                                                         iv

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

(iv) Incorporated by reference. Previously filed as an exhibit to Form 10-K (file no. 0-31162) as filed on January 10, 2003.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during fiscal quarter ended December 28, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2003.


                                                       OpticNet, Inc.

                                                       By: /s/ Gary D. Wrench
                                                           ---------------------
                                                           Gary D. Wrench
                                                           Chief Financial
                                                           Officer

                                CERTIFICATION OF
                                    PRESIDENT

I, Gerald D. Brasuell, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of OpticNet, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated February 10, 2003
               -------------------

         /s/ Gerald D. Brasuell
         -------------------------
         Gerald D. Brasuell
         President

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER

I, Gary D. Wrench, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of OpticNet, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated February 10, 2003
               -------------------

         /s/ Gary D. Wrench
         -------------------------
         Gary D. Wrench
         Chief Financial Officer

INDEX TO EXHIBITS


Exhibit
Number            Description
------            -----------
99.3              President  Certification  Pursuant  to  18  U.S.C  as  adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4              CFO Certification  Pursuant to 18 U.S.C as adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002