Form 10-Q
period 2003-03-29
OPTICNET INC
filed 2003-05-08
CIK 1121648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2003, or

[ ]      Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the transition period from       to       .
                                                             ------    -----


                         Commission file number 0-31162
                             O P T I C N E T, I N C.
             (Exact name of Registrant as specified in its charter)



              Delaware                                94-3368561
      -----------------------             -----------------------------------
      (State of incorporation)            (I.R.S. Employer Identification No.)


                           One Post Street, Suite 2500
                         San Francisco, California 94104
                     ---------------------------------------
                     (Address of principal executive office)

                                 (415) 956-4477
                         ------------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: $.0001 Par Value; 3,093,202 shares of Voting Common Stock and 2,998,902 shares of Nonvoting Common Stock outstanding as of March 29, 2003.

OPTICNET, INC.
(a development stage company)

INDEX

PART 1.         FINANCIAL INFORMATION                                       PAGE

Item 1.         Financial Statements (Unaudited)

                     Condensed  Balance  Sheets--March  29,  2003  and
                     September 28, 2002                                        3

                     Condensed  Statements of Operations-- Quarter and
                     Six  Months  ended  March 29,  2003 and March 30,
                     2002  and  the  period  from  February  23,  2000
                     (inception) to March 29, 2003                             4

                     Condensed  Statements of Cash Flows-- Quarter and
                     Six  Months  ended  March 29,  2003 and March 30,
                     2002  and  the  period  from  February  23,  2000
                     (inception) to March 29, 2003                             5

                     Notes to  Condensed  Financial  Statements--March
                     29, 2003                                                  6

Item 2.         Management's  Discussion  and  Analysis  of  Financial
                Condition and Results of Operations                           12

Item 3.         Quantitative and Qualitative Disclosure About Market
                Risk                                                          16

Item 4.         Controls and Procedures                                       17

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                              18

                     (a) Exhibits

                     (b) Reports on Form 8-K

                SIGNATURES                                                    19

PART I.  FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS (UNAUDITED)

OPTICNET, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

                                                    March 29,     September 28,
                                                       2003           2002
                                                   (Unaudited)  (See note below)
                                                   -----------    -----------
ASSETS
Cash and cash equivalents                          $    14,205    $     4,881
Trade receivables, less customer allowance for
 doubtful accounts (2003--$0; 2002--$57,080)                --             --
Receivable from prototype deliveries                    60,508             --
Prepaid expenses                                         6,380          3,263
Other current assets                                    14,401            324
                                                   -----------    -----------
    Total current assets                                95,494          8,468

Other assets                                               728            728
                                                   -----------    -----------
                                                   $    96,222    $     9,196
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                   $    15,743    $    13,713
Accrued expenses and other liabilities                  23,698         40,394
Other related party liability                          234,619        214,078
Note payable to related party                        2,656,338      2,656,338
Customer funded research and
  development liability                                 72,500             --
                                                   -----------    -----------
    Total current liabilities                        3,002,898      2,924,523

Stockholders' deficit                               (2,906,676)    (2,915,327)
                                                   -----------    -----------
                                                   $    96,222    $     9,196
                                                   ===========    ===========

Note: The balance sheet at September 28, 2002 has been derived from the audited balance sheet at that date.


See notes to condensed financial statements.

OPTICNET, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                    Quarter Ended             Six Months Ended
                                              -------------------------   -------------------------
                                                                                                     Period from
                                                                                                     February 23,
                                                                                                   2000 (inception)
                                               March 29,     March 30,     March 29,     March 30,    to March 29,
                                                 2003          2002          2003          2002          2003
                                              -----------   -----------   -----------   -----------   -----------
Revenues                                      $        --   $        --   $        --   $    87,500   $   611,500
Cost of revenues                                       --            --            --        43,752       343,441
                                              -----------   -----------   -----------   -----------   -----------
Gross margin                                           --            --            --        43,748       268,059


Selling, general and administrative expenses      133,158       479,526       192,169       767,868     2,355,177
Research and development expenses                 169,165     1,256,733       232,289     1,720,299     4,065,128
                                              -----------   -----------   -----------   -----------   -----------
Loss from operations                            (302,323)   (1,736,259)     (424,458)   (2,444,419)   (6,152,246)


Interest expense                                   38,193        25,787        77,816        44,567       227,131
Other income (expense)                                 --        (5,725)           --         3,275        65,173
                                              -----------   -----------   -----------   -----------   -----------
Deficit accumulated in the development stage  $  (340,516)  $(1,767,771)  $  (502,274)  $(2,485,711)  $(6,314,204)
                                              ===========   ===========   ===========   ===========   ===========


                Basic and Diluted Net Loss per Share

Basic and diluted net loss per share          $     (0.06)  $     (0.32)  $     (0.08)  $     (0.45)  $     (1.34)
                                              ===========   ===========   ===========   ===========   ===========

Weighted average shares used in computation
of basic and diluted net loss per share         6,044,585     5,539,735     6,047,112     5,486,573     4,699,890
                                              ===========   ===========   ===========   ===========   ===========

See notes to condensed financial statements.

OPTICNET, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       Quarter Ended                      Six Months Ended
                                                -----------------------------       -----------------------------       Period from
                                                                                                                        February 23,
                                                                                                                           2000
                                                                                                                        (inception)
                                                 March 29,          March 30,        March 29,         March 30,        to March 29,
                                                    2003              2002             2003              2002              2003
                                                -----------       -----------       -----------       -----------       -----------
Cash flows from operating activities:
Deficit accumulated in the development stage    $  (340,516)      $(1,767,771)      $  (502,274)      $(2,485,711)      $(6,314,204)
Adjustments to reconcile deficit
accumulated in the development stage
to net cash used by operating
activities:
  Depreciation and amortization                       5,091             6,390            10,182            14,269            61,741
  Other                                             (53,075)          409,446               673           260,673           265,271
                                                -----------       -----------       -----------       -----------       -----------
Net cash used by operating activities              (388,500)       (1,351,935)         (491,419)       (2,210,769)       (5,987,192)

Cash flows from investing activities:
  Purchase of property and equipment                     --                --                --            (1,158)          (24,492)
  Other                                                  --                --                --                --              (728)
                                                -----------       -----------       -----------       -----------       -----------
Net cash used by investing activities                    --                --                --            (1,158)          (25,220)

Cash flows from financing activities:
  Proceeds from borrowing on line of
    credit from related party                            --           927,334                --         1,489,730         2,820,331
  Principal payments on line of credit
    from related party                                   --                --                --                --          (163,993)
  Proceeds from equity funding from a
    related party                                   344,760                --           500,743                --         2,315,385
  Proceeds from issuance of convertible
    preferred stock, net                                 --                --                --                --         1,000,000
  Proceeds from issuance of common stock                 --               542                --               542            54,894
                                                -----------       -----------       -----------       -----------       -----------
Net cash provided by financing activities           344,760           927,876           500,743         1,490,272         6,026,617
                                                -----------       -----------       -----------       -----------       -----------

Net increase (decrease) in cash and
  cash equivalents                                  (43,740)         (424,059)            9,324          (721,655)           14,205
Cash and cash equivalents at beginning of
  period                                             57,945           530,893             4,881           828,489              --
                                                -----------       -----------       -----------       -----------       -----------
Cash and cash equivalents at end of period      $    14,205       $   106,834       $    14,205       $   106,834       $    14,205
                                                ===========       ===========       ===========       ===========       ===========

Supplemental Disclosure of Non Cash Items:

Grants of restricted stock                      $        --       $        --       $        --       $        --       $    95,040
Contribution of treasury stock                           --                --                --                --            14,720
Reacquisition of restricted stock                        --               3,625              --             3,625            19,208
Conversion of equity funding to preferred
  stock                                                  --                --         1,814,642                --         1,814,642
Reclassification of prior period funding        $        --       $        --       $    33,062       $        --       $    33,062


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

As of October 30, 2000, BEI Technologies distributed 3,578,387 shares of the Company's common stock to BEI Technologies' stockholders (the "Distribution"), substantially all of the Company's voting common stock held by BEI Technologies. In the Distribution, each holder of record of BEI Technologies common stock as of October 30, 2000 received one share of OpticNet common stock for every two shares of BEI Technologies common stock held, and cash in lieu of any fractional share of OpticNet common stock. After the Distribution, BEI Technologies continued to hold securities of the Company in the form of convertible preferred and common stock, representing an aggregate ownership interest of approximately 25% in the Company. During November 2002, the Company issued 18,146,420 shares of Series B nonvoting and nonconvertible preferred stock to BEI Technologies, increasing its total ownership interest.

The principal focus of the Company's business is to develop, manufacture and market fiber optic components and subsystems for the telecommunications market.

OpticNet's primary activities since inception have been devoted to developing its product offerings and related technologies, recruiting key management and technical personnel and attempting to raise capital to fund operations. OpticNet has not recognized significant revenues since inception. All revenue recognized to date consists of engineering work performed under engineering agreements with unaffiliated customers and not from the sale of fiber optic components and subsystems. As a result, the accompanying financial statements are presented in accordance with Financial Accounting Standard ("FAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

OpticNet's  operations  are  subject  to  significant  risks and  uncertainties, including competitive, financial, developmental, operational, growth and expansion, technological, regulatory and other risks associated with an emerging business.

These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had recurring operating losses and negative cash flows from operations and has an accumulated deficit of $6.3 million at March 29, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During  fiscal  2002 and the  first  six  months of  fiscal  2003,  the  Company continued to be unsuccessful in attracting outside financing despite management's efforts and continued operations on a reduced basis. Management and the Company's board of directors decided in March 2002 to reduce the level of incremental spending for research and development and to reduce operations to a level that would solely support the current customer base. Management's plan to enable the Company to continue as a going concern calls for the Company's operations to be frozen at a minimal level, sufficient to support current product delivery commitments. The Company reduced its fixed cost base to an absolute minimum and no longer maintains any employees of its own other than officers of the Company, each of whom provide services to the Company on a part time basis. The majority of OpticNet's operating costs are paid by BEI Technologies, who shares the Hayward facility and from whom engineering and other services are rented on an as required basis. The cash outlay for the Company's portion of these costs is recorded as an additional investment in the Company by BEI Technologies because it is the intention of both parties that equity will be issued. New prototype or product contracts will not be initiated by the Company if these contracts cannot generate positive cash flows within 12 months. Management believes that funding for fiscal 2003 of less than $1.0 million will enable the Company to continue on a reduced basis as a going concern through September 30, 2003, and that such funding will be available from BEI Technologies, if required. However, management cannot be certain such additional funding will be on desirable or acceptable terms to the Company. Management continues to seek additional equity financing from existing sources on an opportunistic and as available basis. Management plans to defer substantially all research and development activity in the absence of additional equity financing.

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

The Company received approximately $0.5 million in equity funding from BEI Technologies during the first six months of fiscal 2003, used for general operating expenses.

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

Long-Lived Assets

The Company recognizes impairment losses in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets, including property and equipment and other assets, are reviewed and impairment recognized when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. Indicators of impairment were present during the periods presented. Total net realizable fair value of all long-lived assets at March 29, 2003 was $728.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for the Company's quarter ended September 27, 2003 with transitional disclosure required with these financial statements. The Company will adopt these provisions in its quarter ended September 27, 2003, however the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE and does not expect there to be an impact on the Company's financial statements.

In  December  2002,  the FASB issued FAS No. 148,  "Accounting  for  Stock-Based
Compensation: Transition and Disclosure" ("FAS No. 148"). FAS No.148 amends FAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation ("transition provisions"). In addition, FAS No. 148 amends the disclosure requirements of Accounting Principals Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 ("disclosure provisions"). The transition methods of FAS No. 148 are effective for the Company's September 27, 2003 Form 10-K. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company's financial statements. The Company has adopted the interim disclosure requirements as presented below.

Stock-Based Compensation

The Company's 2000 Equity Incentive Plan provides for the granting of stock options to consultants, employees and directors. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements FAS Nos. 123 and 148.

If compensation expense for the Company's stock option plan had been determined based upon fair values at the grant dates for awards under those plans in accordance with FAS No. 123, the Company's pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

                                                    Three Months Ended               Six Months Ended
                                               -----------------------------    -----------------------------
                                                                                                               Period from February
                                                 March 29,       March 30,        March 29,         March 30,   23, 2000 (inception)
                                                   2003            2002             2003             2002        to March 29, 2003
                                               -----------      -----------     -----------      -----------    --------------------
Deficit accumulated during the
development stage, as reported                 $  (340,516)     $(1,767,771)    $  (502,274)     $(2,485,711)       $(6,314,204)

Deduct: Total stock based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects                              --           (1,297)             --           (3,443)            (4,445)
                                               -----------      -----------     -----------      -----------        -----------

Pro forma deficit accumulated
  during the development stage                 $  (340,516)     $(1,769,068)    $  (502,274)     $(2,489,154)       $(6,318,649)

   Basic and Diluted Net Loss per Share:

Basic-as reported                              $     (0.06)     $     (0.32)    $     (0.08)     $     (0.45)       $     (1.34)

Basic-pro forma                                $     (0.06)     $     (0.32)    $     (0.08)     $     (0.45)       $     (1.34)


Diluted-as reported                            $     (0.06)     $     (0.32)    $     (0.08)     $     (0.45)       $     (1.34)

Diluted-pro forma                              $     (0.06)     $     (0.32)    $     (0.08)     $     (0.45)       $     (1.34)

NOTE 2.   TRANSACTIONS WITH RELATED PARTIES

On October 6, 2000, the Company and BEI Technologies entered into a Technology Transfer and Distribution Agreement (the "Distribution Agreement") whereby BEI Technologies contributed to the Company certain assets and intellectual property related to the fiber optic components technology developed by BEI Technologies and BEI Technologies' majority owned subsidiary, SiTek, Inc. ("SiTek") in exchange for 3,616,000 shares of the Company's common stock. BEI Technologies later distributed 3,578,387 of these shares to its stockholders on November 21, 2000 in connection with the Company's separation from BEI Technologies.

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

The Services Agreement further provided for a line of credit from BEI Technologies to the Company for up to $2.0 million with interest at prime plus 1.5%, expiring on September 28, 2002, unless extended by mutual agreement of the parties. During fiscal 2002, BEI Technologies increased this line of credit by $1.0 million. As of September 28, 2002 and March 29, 2003, the Company had outstanding borrowings totaling approximately $2.7 million on this line of credit. During the fiscal quarter ended June 29, 2002, the Company was informed by BEI Technologies that no further advances would be made to the Company under this line of credit beyond the approximately $2.7 million funded as of March 30, 2002. During October 2002, BEI Technologies extended the maturity date of the line of credit to December 31, 2002. At March 29, 2003, BEI Technologies has taken no action to seek repayment and the Company intends to seek a further extension from BEI Technologies. To maintain sufficient liquidity in the future and to fund operations, the Company will need to obtain additional financing, which may be on unfavorable terms in light of the Company's credit position.

On September 28, 2001 the Company entered into a general equipment sublease agreement with BEI Technologies as the lessor, which is subordinate to a master lease agreement entered into by BEI Technologies as the lessee. On September 28, 2001, December 20, 2001 and March 28, 2002, the Company executed equipment lease schedules under the general equipment sublease with BEI Technologies. The total value of the scheduled equipment under the sublease agreement was approximately $7.0 million, with an initial lease term of 36 months. Rental payments are due on a quarterly basis and the amount determined by the Company's level of usage of the equipment, the cost of the equipment and applicable interest. Payment due for the six months ended March 29, 2003 was approximately $85,000.

The Company originally entered into a sublease agreement in October 2001 with BEI Technologies for a 15,571 square feet facility for administration, research and development and manufacturing activities in Hayward, California, expiring December 2005. As of March 30, 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs. The Company agreed with BEI Technologies that this reduction in operations would lower usage of the equipment and the subleased facilities described above. Accordingly, the annual lease payments to BEI Technologies have been prorated since the quarter ended June 29, 2002, based on the portion of the facilities the Company requires to support its current customers.

In the six months ended September 28, 2002, BEI Technologies advanced an additional $1.8 million to the Company. Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of the Company's newly authorized nonvoting and nonconvertible Series B Preferred Stock to BEI Technologies, in consideration of the $1.8 million advanced noted above.

The Company received approximately $0.5 million in equity funding from BEI Technologies during the first six months of fiscal 2003, used for general operating expenses. These monies were advanced by BEI Technologies to the Company on the basis that the Company would in the future issue additional equity securities to BEI Technologies representing this sum.

During the fiscal quarter ended March 29, 2003, the Company received a letter from BEI Technologies stating that BEI Technologies is interested in acquiring those shares of the Company's common stock that are not currently owned by that company. See Schedule 13D as filed by BEI Technologies on March 24, 2003. If this transaction is approved, the Company expects the aggregate purchase price for all common stock not already owned by BEI Technologies will not exceed $250,000 for the stock.

All of the arrangements outlined above were negotiated by related parties and may not represent transactions at arms length and the Company may not be able to obtain terms as favorable with third parties if and when the arrangements with BEI Technologies come to an end.

NOTE 3.   NOTE PAYABLE TO RELATED PARTY

During fiscal 2001, the Company entered into a line of credit agreement with BEI Technologies, an investor. Under the terms of the agreement, BEI Technologies has made available to the Company from time to time until December 31, 2002, an amount not to exceed at any time the aggregate principle amount of $3.0 million, as amended. The Company's obligation to repay the loans outstanding was due in full on December 31, 2002, however payment has not been made. As of March 29, 2003, BEI Technologies has not taken action to seek repayment from the Company. The Company intends to seek a further extension of the line of credit from BEI Technologies. The final terms of such an extension would be determined when, and if, such an extension is consummated. During the fiscal quarter ended June 29, 2002, the Company was informed by BEI Technologies that no further advances would be made to the Company under this line of credit beyond the approximately $2.7 million funded as of March 30, 2002 in view of the Company's inability to obtain outside financing to date and other general indications of investor disaffection with businesses in the telecommunications market. Borrowings outstanding on the line of credit were as follows:

                                               March 29, 2003    March 30, 2002
                                               --------------    --------------
Unsecured revolving promissory note from
BEI Technologies due 12/31/02, at a rate
of prime plus 1.5%; 5.75% and 6.3% at
March 29, 2003 and March 30, 2002,
respectively                                     $2,656,338        $2,656,338
                                               --------------    --------------
                                                 $2,656,338        $2,656,338
                                               ==============   ===============

No interest was paid during the six months ended March 29, 2003 or in the six months ended March 30, 2002. Accrued interest expense was approximately $227,000 and $68,000 at March 29, 2003 and March 30, 2002, respectively. The interest payable of approximately $227,000 at March 29, 2003 was recorded as an other related party liability.

NOTE 4.   REDUCTION IN FORCE

In April 2002, the Company underwent a reduction in force resulting in eight individuals departing employment with the Company, including engineering, manufacturing and marketing personnel. Severance pay for affected persons was per Company policy, including cash payment and the acceleration of the vesting of options for certain affected individuals. Total cash costs related to the reduction in force of approximately $86,000 was recorded in the fiscal quarter ending June 29, 2002 within research and development expense.

To further reduce costs for the Company in the near term, during July 2002, all of the Company's remaining 15 employees were released from their employment with the Company and accepted employment with a subsidiary of BEI Technologies, as agreed to by both companies. The Company's President and Chief Technical Officer have also become employees of this same subsidiary of BEI Technologies, but continue to serve as executive officers of the Company. The services of certain key individuals are expected to continue to be available to the Company on an as needed basis, with reimbursement by the Company to their present employer for the time value of their services. No material severance costs were incurred by the Company as a result of the release of these employees.

NOTE 5.   CONTINGENCIES AND LITIGATION

The Company has various pending legal actions arising in the normal course of business. Management believes that none of these legal actions, individually or in the aggregate, will have a material impact on the Company's business, financial condition or operating results. The Company is a codefendant in a dispute with a former employee, which at March 29, 2003, cannot be reasonably estimated to the future financial impact. The Company believes this claim has no merit and is defending the allegation.

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

Quarters ended March 29, 2003 and March 30, 2002

There were no revenues during the second quarter of fiscal 2003 and fiscal 2002.

Payments and receivables recorded from customers for the delivery under contracts of prototype units of approximately $15,000 and $0 were offset against research and development expense in the statements of operations for the quarters ended March 29, 2003 and March 30, 2002, respectively. During the second quarter of fiscal 2003, the Company made prototype deliveries to one customer. There were no prototype deliveries during the second quarter of fiscal 2002.

Selling, general and administrative expenses in the second quarter of fiscal 2003 decreased approximately $347,000 from $480,000 in the same quarter of the prior fiscal year to $133,000. During fiscal 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs. The Company agreed with BEI Technologies that this reduction in operations would lower usage of the Company's subleased facilities. Accordingly, the annual lease payments to BEI Technologies are now prorated based on the portion of the facilities the Company requires to support work under agreements with its current customers. Prior to the second quarter of fiscal 2002, selling, general and administrative expenses included a quarterly payment of $25,000 made to BEI Technologies for accounting, human resources and other administrative services provided by BEI Technologies pursuant to the Services Agreement between the two companies. Commencing with the second quarter of fiscal 2002, these charges have been waived in light of the Company's financial position.

Research and development expenses in the second quarter of fiscal 2003 decreased approximately $1,088,000 from $1,257,000 in the same quarter of the prior fiscal year to $169,000 for employee compensation and subleased facilities rent. The decrease was primarily due to the Company's decision to significantly reduce operations to conserve cash.

Interest expense in the second quarter of fiscal 2003 increased approximately $12,000 from $26,000 in the same quarter of the prior fiscal year to $38,000 due to the increased outstanding balance on the Company's line of credit agreement with BEI Technologies during the quarter.

Six Months ended March 29, 2003 and March 30, 2002

There were no revenues during the first six months of fiscal 2003. Revenues during the first six months of fiscal 2002 of approximately $88,000 reflected work performed under engineering agreements with two unaffiliated customers. The decrease is due to the Company's reduced operations in light of the slow down of demand for new telecommunications equipment components. In addition, during the first six months of fiscal 2003, the Company recorded payments or receivables for deliveries of prototype products to one unaffiliated customer, accounted for as an offset against research and development expense.

Cost of revenues as a percentage of revenues was 50% in the first six months of fiscal 2002.

Selling, general and administrative expenses during the first six months of fiscal 2003 decreased approximately $576,000 from $768,000 in the comparable period of the prior fiscal year to $192,000. During fiscal 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs.

The Company agreed with BEI Technologies that this reduction in operations would lower usage of the Company's subleased facilities. Accordingly, the annual lease payments to BEI Technologies are now prorated based on the portion of the facilities the Company requires to support work under agreements with its current customers. Prior to the second quarter of fiscal 2002, selling, general and administrative expenses included a quarterly payment of $25,000 made to BEI Technologies for accounting, human resources and other administrative services provided by BEI Technologies pursuant to the Services Agreement between the two companies. Commencing with the second quarter of fiscal 2002, these charges have been waived in light of the Company's financial position.

Research and development expenses during the first six months of fiscal 2003 decreased approximately $1,488,000 from $1,720,000 in the comparable period of the prior fiscal year to $232,000. The decrease was primarily due to the Company's decision to significantly reduce operations to support work under agreements with its current customers.

Interest expense in the first six months of fiscal 2003 increased approximately $33,000 from $45,000 in the same quarter of the prior fiscal year to $78,000 due primarily to the increased outstanding balance during the period on the Company's line of credit agreement with BEI Technologies.

Financing from Related Party

Since inception, all operating capital of the Company has been provided by BEI Technologies as debt or equity financing. The Company has been unable to gain outside financing from independent parties to date, in light of the severe downturn in the optical networking industry.

In October 2000, BEI Technologies agreed to provide OpticNet with a line of credit originally established for up to $2.0 million. During fiscal 2002, the line of credit was amended to allow for borrowings up to $3.0 million. During the fiscal quarter ended June 29, 2002, BEI Technologies suspended the availability of advances to the Company under the line of credit, under which amounts outstanding at such time totaled approximately $2.7 million in principal amount, in view of the Company's inability to obtain outside financing to date and other general indications of investor dissatisfaction with businesses in the telecommunications market. During October 2002, BEI Technologies extended the maturity date of the line of credit to December 31, 2002. BEI Technologies has taken no action to date to seek repayment and the Company intends to seek a further extension from BEI Technologies. The final terms of such an extension would be determined when, and if, such an extension is consummated. In the six months ending September 28, 2002, BEI Technologies provided an additional $1.8 million of financing to the Company, which was advanced with the intent to convert such cash advances into additional equity. Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting and nonconvertible preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of nonvoting and nonconvertible Series B Preferred Stock to BEI Technologies, in consideration of the $1.8 million advanced during the third and fourth quarters of fiscal 2002.

The Company received approximately $0.5 million in equity funding from BEI Technologies during the first six months of fiscal 2003, used for general operating expenses. These monies were advanced by BEI Technologies to the Company on the basis that the Company would in the future issue additional equity securities to BEI Technologies representing this sum.

During the fiscal quarter ended March 29, 2003, the Company received a letter from BEI Technologies stating that BEI Technologies is interested in acquiring those shares of the Company's common stock that are not currently owned by that company. See Schedule 13D as filed by BEI Technologies on March 24, 2003. If this transaction is approved, the Company expects the aggregate purchase price for all common stock not already owned by BEI Technologies will not exceed $250,000 for the stock.

Pursuant to the facilities sublease agreement, equipment sublease agreement and the Services Agreement described above, payments due to BEI Technologies were as follows:

                                                                                   Period from
                                           Fiscal Year    Quarter    Six Months  February 23, 2000
                                             Ended         Ended        Ended      (inception) to
                                          September 28,   March 29,    March 29,      March 29,
                                              2002          2003         2003          2003
                                            --------      -------      -------      ----------
Subleases
Facilities sublease                         $134,585      $ 5,395      $ 9,872      $  366,512
Equipment sublease                           660,449       39,447       85,456         745,905
                                            --------      -------      -------      ----------
Total amounts financed under subleases       795,034       44,842       95,328       1,112,417
Intercompany services charges                 50,000           --           --         125,000
                                            --------      -------      -------      ----------
Total payments due                          $845,034      $44,842      $95,328      $1,237,417
                                            ========      =======      =======      ==========

Liquidity and Capital Resources

During the first six months of fiscal 2003, total cash used by operations was approximately $491,000. Cash provided by operations included the positive impact of non-cash charges from depreciation and amortization of $10,000. In addition, positive impacts to cash resources resulted primarily from an increase in customer funded research and development liability of approximately $73,000. These cash inflows were offset primarily by an increase in receivables from prototype deliveries of approximately $60,000 and a net loss of $502,000. Cash provided by financing activities consisted of net proceeds from equity funding from a related party of approximately $501,000. The funding was used to support daily operations and product development.

If the Company continues as a going concern, the Company anticipates incurring substantial additional losses over at least the next several years. Since inception, the Company has incurred recurring operating losses and negative cash flows from operations. As of March 29, 2003, the Company had an accumulated deficit of $6.3 million. After extensive discussions with prospective outside investors throughout fiscal 2002, during March 2002 the Company became aware that none of these discussions would result in near term equity financing for the Company. As of March 30, 2002, the Company was advised by BEI Technologies that, in view of the Company's inability to obtain outside financing to date and other general indications of investor disaffection with businesses in the telecommunications market, further debt financing would not be provided by BEI Technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In the first quarter of fiscal 2003, the Company issued nonvoting preferred stock to BEI Technologies in consideration of cash amounts advanced in the third and fourth quarters of fiscal 2002. As of the end of the Company's March 30, 2002 fiscal quarter, management determined that the Company would not have sufficient financing for the remainder of its 2002 fiscal year without modifying the Company's business plan, implementing strict cost-cutting measures and additional financing was obtained. Therefore, management and the Company's board of directors reduced the level of spending by the Company for research and development and facility and equipment expenditures and to reduce operations to a level that will solely support the current customer base. The Company intends to continue to operate in such a scaled back manner until additional outside financing is available or other prospects are realized by the Company.

In April 2002, the Company underwent a reduction in force resulting in eight individuals terminating employment with the Company, including engineering, manufacturing and marketing personnel. Severance pay for affected persons was per Company policy, including cash payment and the acceleration of the vesting of options for certain affected individuals. Total cash costs related to the reduction in force of approximately $86,000 was recorded in the fiscal quarter ending June 29, 2002. No costs related to the reduction in force were recorded in the first six months of fiscal 2003.

To further reduce costs for the Company in the near term, during July 2002, all of the Company's remaining 15 employees were released from their employment with the Company and accepted employment with a subsidiary of BEI Technologies, as agreed to by both companies. The Company's President and Chief Technical Officer have also become employees of this same subsidiary of BEI Technologies, but continue to serve as executive officers of the Company. The services of certain key individuals are expected to continue to be available to the Company on an as needed basis, with reimbursement by the Company to their present employer for the time value of their services. No material severance costs were incurred by the Company as a result of the release of these employees.

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

Litigation

The Company reserves for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher than the amounts reserved. See Note 5 for a further description of litigation.

Environmental Matters

The Company reserves for known environmental claims, of which there are none to date, when payments associated with the claims become probable and the costs can be reasonably estimated. The Company's environmental reserves, for all periods presented, are recorded at the expected payment amount. The actual cost of resolving environmental issues may be higher than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

To date, the Company has not recognized revenue related to non-prototype product offerings. All revenue recognized to date consists of engineering work performed under engineering agreements with unaffiliated customers. Revenue for this engineering work is recognized based on customer acknowledgement of the achievement of milestones in the engineering agreement.

Research and Development Expense

The Company's products are highly technical in nature and require a significant level of research and development effort. Research and development costs are charged to expense as incurred in accordance with FAS No. 2, "Accounting for Research and Development Costs." Payments and receivables recorded from customers for the delivery under contracts of prototype units are offset against research and development expense in the statements of operations in the respective period.

Property, Plant and Equipment and Related Depreciation

The Company records property, plant and equipment at cost, which is depreciated using the straight line method for structures and accelerated or straight line methods for equipment over their estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or their estimated useful lives. Management reviews the estimated useful lives of property, plant and equipment to verify that the assets are being depreciated in accordance with their usage and all assets no longer in service are fully depreciated.

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

The Company believes that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company's Form 10-K, as amended January 24, 2003, under the heading corresponding to that set forth above. The Company's exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as a portion of the Company's cash equivalents are in short term debt securities issued by corporations. The Company's cash equivalents are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company's short term investments, the Company believes that it is not subject to any material market risk exposure. The Company does not have any foreign currency or other derivative financial instruments.

Item 4.  CONTROLS AND PROCEDURES

The Company's President and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under the Securities Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

OPTICNET, INC.
(a development stage company)

PART II.      OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)      Exhibits

           Exhibit
           Numbers  Description                                         Footnote
           -------  -----------                                         --------
           99.1     President  Certification Pursuant to 18 U.S.C.
                    as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

           99.2     CFO  Certification  Pursuant  to 18 U.S.C.  as
                    adopted   Pursuant   to  Section  906  of  the
                    Sarbanes - Oxley Act of 2002


           (b)      Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 29, 2003

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2003.


                                         OpticNet, Inc.


                                         By:      /s/ Gary D. Wrench
                                                  ------------------------------
                                                  Gary D. Wrench
                                                  Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Dated     May 8, 2003
             -------------------


         /s/ Gerald D. Brasuell
      --------------------------
      Gerald D. Brasuell
      President

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Dated    May 8, 2003
            --------------------


      /s/ Gary D. Wrench
      --------------------------
      Gary D. Wrench
      Chief Financial Officer

INDEX TO EXHIBITS


Exhibit
Number             Description
------             -----------

99.1 President Certification Pursuant to 18 U.S.C as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2               CFO Certification Pursuant to 18 U.S.C as adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002