Form 10-Q
period 2003-06-28
OPTICNET INC
filed 2003-08-08
CIK 1121648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2003, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ..

Commission file number 0-31162

O P T I C N E T, I N C.

(Exact name of Registrant as specified in its charter)

Delaware	94-3368561

(State of incorporation)	(I.R.S. Employer Identification No.)

One Post Street, Suite 2500
San Francisco, California 94104

(Address of principal executive office)

(415) 956-4477

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock: $.0001 Par Value; 3,093,202 shares of Voting Common Stock and 2,998,902 shares of Nonvoting Common Stock outstanding as of August 7, 2003.

OPTICNET, INC.
(a development stage company)

INDEX

		PAGE

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets— June 28, 2003 and September 28, 2002	3
	Condensed Statements of Operations— Quarter and Nine Months ended June 28, 2003 and June 29, 2002 and the period from February 23, 2000 (inception) to June 28, 2003	4
	Condensed Statements of Cash Flows— Quarter and Nine Months ended June 28, 2003 and June 29, 2002 and the period from February 23, 2000 (inception) to June 28, 2003	5
	Notes to Condensed Financial Statements— June 28, 2003	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
Item 4.	Controls and Procedures	17
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18
	(a) Exhibits
	(b) Reports on Form 8-K
	SIGNATURES	19

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPTICNET, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

	June 28,	September 28,
	2003	2002
	(Unaudited)	(See note below)

ASSETS
Cash and cash equivalents	$24,711	$4,881
Trade receivables, less customer allowance for doubtful accounts (2003—$0; 2002—$57,080)	—	—
Receivable from prototype deliveries	59,392	—
Prepaid expenses	4,583	3,263
Other current assets	324	324

Total current assets	89,010	8,468

Other assets	728	728

	$89,738	$9,196

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$45,678	$13,713
Accrued expenses and other liabilities	124,760	40,394
Other related party liability	265,324	214,078
Note payable to related party	2,656,338	2,656,338
Customer funded research and development liability	72,500	—

Total current liabilities	3,164,600	2,924,523

Stockholders’ deficit	(3,074,862)	(2,915,327)

	$89,738	$9,196

Note: The balance sheet at September 28, 2002 has been derived from the audited balance sheet at that date.

See notes to condensed financial statements.

OPTICNET, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Nine Months Ended

					Period from February 23,
	June 28,	June 29,	June 28,	June 29,	2000 (inception) to
	2003	2002	2003	2002	June 28, 2003

Revenues	$—	$25,000	$—	$112,500	$611,500
Cost of revenues	—	12,500	—	56,252	343,441

Gross margin	—	12,500	—	56,248	268,059

Selling, general and administrative expenses	266,435	431,702	458,604	1,199,570	2,621,612
Research and development expenses	142,824	688,746	375,113	2,409,045	4,207,952

Loss from operations	(409,259)	(1,107,948)	(833,717)	(3,552,367)	(6,561,505)

Interest expense	38,193	42,175	116,009	86,742	265,324
Other income	—	622	—	3,897	65,173

Deficit accumulated in the development stage	$(447,452)	$(1,149,501)	$(949,726)	$(3,635,212)	$(6,761,656)

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share	$(0.07)	$(0.20)	$(0.16)	$(0.66)	$(1.39)

Weighted average shares used in computation of basic and diluted net loss per common share	6,109,053	5,622,237	6,101,092	5,519,293	4,865,717

See notes to condensed financial statements.

OPTICNET, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended		Nine Months Ended

					Period from
					February 23, 2000
					(inception) to
	June 28,	June 29,	June 28,	June 29,	June 28,
	2003	2002	2003	2002	2003

Cash flows from operating activities:
Deficit accumulated in the development stage	$(447,452)	$(1,149,501)	$(949,726)	$(3,635,212)	$(6,761,656)
Adjustments to reconcile deficit accumulated in the development stage to net cash used by operating activities:
Depreciation and amortization	5,091	3,775	15,273	18,044	66,832
Other	178,692	(118,440)	179,365	142,233	443,963

Net cash used by operating activities	(263,669)	(1,264,166)	(755,088)	(3,474,935)	(6,250,861)

Cash flows from investing activities:
Purchase of property and equipment	—	—	—	(1,158)	(24,492)
Other	—	21,297	—	21,297	(728)

Net cash provided (used) by investing activities	—	21,297	—	20,139	(25,220)

Cash flows from financing activities:
Proceeds from borrowing on line of credit from related party	—	—	—	1,489,730	2,820,331
Principal payments on line of credit from related party	—	—	—	—	(163,993)
Proceeds from equity funding from a related party	274,175	1,156,903	774,918	1,156,903	2,589,560
Proceeds from issuance of convertible preferred stock, net	—	—	—	—	1,000,000
Proceeds from issuance of common stock	—	787	—	1,329	54,894

Net cash provided by financing activities	274,175	1,157,690	774,918	2,647,962	6,300,792

Net increase (decrease) in cash and cash equivalents	10,506	(85,179)	19,830	(806,834)	24,711
Cash and cash equivalents at beginning of period	14,205	106,834	4,881	828,489	—

Cash and cash equivalents at end of period	$24,711	$21,655	$24,711	$21,655	$24,711

Supplemental Disclosure of Non Cash Items:

Grants of restricted stock	$—	$—	$—	$—	$95,040
Contribution of treasury stock	—	—	—	—	14,720
Reacquisition of restricted stock	—	—	—	3,625	19,208
Conversion of equity funding to preferred stock	—	—	1,814,642	—	1,814,642
Reclassification of prior period funding	$—	$—	$33,062	$—	$33,062

See notes to condensed financial statements.

OPTICNET, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2003. For further information, refer to the financial statements and footnotes thereto in the Company’s annual report on Form 10-K, as amended January 24, 2003.

OpticNet, Inc. (“OpticNet” or the “Company”) was incorporated on February 23, 2000 in the State of Delaware. From its inception (February 23, 2000) through December 31, 2000, OpticNet operated as a controlled subsidiary of BEI Technologies, Inc. (“BEI Technologies”). BEI Technologies accumulated the costs associated with OpticNet’s operations in the period from February 23, 2000 through December 31, 2000 including all expenses directly attributable to OpticNet and an allocation of the costs of shared facilities, salaries and employee benefits attributable to OpticNet based on relative headcount. These allocations were based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if OpticNet had been operated on a stand-alone basis during this period.

As of October 30, 2000, BEI Technologies distributed 3,578,387 shares of the Company’s common stock to BEI Technologies’ stockholders (the “Distribution”), substantially all of the Company’s voting common stock held by BEI Technologies. In the Distribution, each holder of record of BEI Technologies common stock as of October 30, 2000 received one share of OpticNet common stock for every two shares of BEI Technologies common stock held, and cash in lieu of any fractional share of OpticNet common stock. After the Distribution, BEI Technologies continued to hold securities of the Company in the form of convertible preferred and common stock, representing an aggregate ownership interest of approximately 25% in the Company. During November 2002, the Company issued 18,146,420 shares of Series B nonvoting and nonconvertible preferred stock to BEI Technologies, increasing its total ownership interest.

The principal focus of the Company’s business is to develop, manufacture and market fiber optic components and subsystems for the telecommunications market.

OpticNet’s primary activities since inception have been devoted to developing its product offerings and related technologies, recruiting key management and technical personnel and attempting to raise capital to fund operations. OpticNet has not recognized significant revenues since inception. All revenue recognized to date consists of engineering work performed under engineering agreements with unaffiliated customers and not from the sale of fiber optic components and subsystems. As a result, the accompanying financial statements are presented in accordance with Financial Accounting Standard (“FAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

OpticNet’s operations are subject to significant risks and uncertainties, including competitive, financial, developmental, operational, growth and expansion, technological, regulatory and other risks associated with an emerging business.

These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had recurring operating losses and negative cash flows from operations and has an accumulated deficit of $6.8 million at June 28, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During fiscal 2002 and the first nine months of fiscal 2003, the Company continued to be unsuccessful in attracting outside financing despite management’s efforts and continued operations on a reduced basis. Management and the Company’s board of directors decided in March 2002 to reduce the level of incremental spending for research and development and to reduce operations to a level that would solely support the current customer base. Management’s plan to enable the Company to continue as a going concern calls for the Company’s operations to be frozen at a minimal level, sufficient to support current product delivery commitments. The Company reduced its fixed cost base to an absolute minimum and no longer maintains any employees of its own other than officers of the Company, each of whom provide services to the Company on a part time basis. The majority of OpticNet’s operating costs are paid by BEI Technologies, who shares the Hayward facility and from whom engineering and other services are rented on an as required basis. The cash outlay for the Company’s portion of these costs is recorded as an additional investment in the Company by BEI Technologies. The parties had contemplated that equity would be issued, however BEI Technologies has recently made a proposal to acquire OpticNet which transaction may ensue instead. New prototype or product contracts will not be initiated by the Company if these contracts cannot generate positive cash flows within 12 months. Management believes that funding for fiscal 2003 of less than $1.0 million will enable the Company to continue on a reduced basis as a going concern through September 30, 2003, and that such funding will be available from BEI Technologies, if required. However, management cannot be certain such additional funding will be on desirable or acceptable terms to the Company. Management continues to seek additional equity financing from existing sources on an opportunistic and as available basis. Management plans to defer substantially all research and development activity in the absence of additional equity financing.

During the fiscal quarter ended March 29, 2003, the Company received a letter from BEI Technologies stating that BEI Technologies is interested in acquiring those shares of the Company’s common stock that are not currently owned by that company. See Schedule 13D as filed by BEI Technologies on March 24, 2003. If this transaction is approved, the Company expects that upon acquisition of a sufficient number of OpticNet’s shares of common stock, BEI Technologies would effect a merger of OpticNet with a wholly owned subsidiary of BEI Technologies. OpticNet would accordingly become a subsidiary of BEI Technologies, and its common stock would be deregistered with the Securities and Exchange Commission. The Company expects the aggregate purchase price for all common stock not already owned by BEI Technologies will not exceed $250,000 for the stock.

These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

During the third and fourth quarters of fiscal 2002, BEI Technologies provided the Company with approximately $1.8 million in financing, which was advanced with the understanding that such amount would be converted into a form of nonvoting equity in the Company. Effective September 28, 2002, the Company and BEI Technologies determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of the Company’s newly authorized nonvoting Series B Preferred Stock to BEI Technologies, in consideration of the approximately $1.8 million advanced.

The Company received approximately $0.8 million in equity funding from BEI Technologies during the first nine months of fiscal 2003, used for general operating expenses.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

Long-Lived Assets

The Company recognizes impairment losses in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets, including property and equipment and other assets, are reviewed and impairment recognized when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. Indicators of impairment were present during the periods presented. Total net realizable fair value of all long-lived assets at June 28, 2003 was $728.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for the Company’s quarter ended September 27, 2003 with transitional disclosure required with these financial statements. The Company will adopt these provisions in its quarter ended September 27, 2003, however the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE and does not expect there to be an impact on the Company’s financial statements.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation: Transition and Disclosure” (“FAS No. 148”). FAS No.148 amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation (“transition provisions”). In addition, FAS No. 148 amends the disclosure requirements of Accounting Principals Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 (“disclosure provisions”). The transition methods of FAS No. 148 are effective for the Company’s September 27, 2003 Form 10-K. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s financial statements. The Company has adopted the interim disclosure requirements as presented below.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS No. 150”). FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements as either equity or between the liabilities section and the equity section, rather than as liabilities. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that FAS No. 150 will have a material impact on its financial statements.

Stock-Based Compensation

The Company’s 2000 Equity Incentive Plan provides for the granting of stock options to consultants, employees and directors. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements FAS Nos. 123 and 148.

If compensation expense for the Company’s stock option plan had been determined based upon fair values at the grant dates for awards under those plans in accordance with FAS No. 123, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended

					Period from
					February 23, 2000
					(inception) to
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Deficit accumulated during the development stage, as reported	$(447,452)	$(1,149,501)	$(949,726)	$(3,635,212)	$(6,761,656)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	—	(652)	(4,445)

Pro forma deficit accumulated during the development stage	$(447,452)	$(1,149,501)	$(949,726)	$(3,635,864)	$(6,766,101)

Basic and Diluted Net Loss per Share:
Basic-as reported	$(0.07)	$(0.20)	$(0.16)	$(0.66)	$(1.39)
Basic-pro forma	$(0.07)	$(0.20)	$(0.16)	$(0.66)	$(1.39)
Diluted-as reported	$(0.07)	$(0.20)	$(0.16)	$(0.66)	$(1.39)
Diluted-pro forma	$(0.07)	$(0.20)	$(0.16)	$(0.66)	$(1.39)

NOTE 2. TRANSACTIONS WITH RELATED PARTIES

On October 6, 2000, the Company and BEI Technologies entered into a Technology Transfer and Distribution Agreement (the “Distribution Agreement”) whereby BEI Technologies contributed to the Company certain assets and intellectual property related to the fiber optic components technology developed by BEI Technologies and BEI Technologies’ majority owned subsidiary, SiTek, Inc. (“SiTek”) in exchange for 3,616,000 shares of the Company’s common stock. BEI Technologies later distributed 3,578,387 of these shares to its stockholders on November 21, 2000 in connection with the Company’s separation from BEI Technologies.

In connection with the Distribution Agreement, on October 6, 2000, the Company and SiTek entered into a License and Technical Assistance Agreement whereby SiTek agreed to license certain technology to the Company, assist the Company in certain research and development efforts following the Distribution and also fabricate and supply certain components utilized in the Company’s products. Further, SiTek granted to the Company a perpetual, royalty free, worldwide, exclusive license to develop, make, use and sell products within the field of telecommunications data transmission utilizing technology now possessed or later developed by SiTek, and the Company has granted to SiTek a corresponding perpetual, royalty free, worldwide, exclusive license to develop, make, use and sell products outside of the Company’s defined market utilizing technology now possessed or later developed by the Company. This agreement shall continue in effect for five years and automatically renew thereafter for consecutive one-year terms unless either party gives written notice of termination.

On October 27, 2000, the Company and BEI Technologies entered into an InterCompany Services Agreement (the “Services Agreement”) whereby BEI Technologies agreed to make available to the Company certain office and facility space, personnel support and supervision, financial and administrative services, record-keeping functions and other assistance, with BEI Technologies being reimbursed for the costs and expenses incurred in connection with the provision of these services to OpticNet. Charges for these services were allocated to the Company based upon usage, headcount and other methods that management believes to be reasonable. In the fiscal quarter ended June 29, 2002, BEI Technologies agreed to suspend charges for the third and fourth quarters of fiscal 2002 and future quarters’ service charges, due to the Company’s inability to obtain significant strategic partners or third party financing and reduced services to a minimal level.

The Services Agreement further provided for a line of credit from BEI Technologies to the Company for up to $2.0 million with interest at prime plus 1.5%, expiring on September 28, 2002, unless extended by mutual agreement of the parties. During fiscal 2002, BEI Technologies increased this line of credit by $1.0 million. As of September 28, 2002 and June 28, 2003, the Company had outstanding borrowings totaling approximately $2.7 million on this line of credit. During the fiscal quarter ended June 29, 2002, the Company was informed by BEI Technologies that no further advances would be made to the Company under this line of credit beyond the approximately $2.7 million funded as of March 30, 2002. During October 2002, BEI Technologies extended the maturity date of the line of credit to December 31, 2002. At June 28, 2003, BEI Technologies has taken no action to seek repayment and, if discussions on repayment were to ensue, the Company would seek a further extension from BEI Technologies. To maintain sufficient liquidity in the future and to fund operations absent the pursuit of alternative business strategies, the Company would need to obtain additional financing, which may be on unfavorable terms in light of the Company’s credit position.

On September 28, 2001 the Company entered into a general equipment sublease agreement with BEI Technologies as the lessor, which is subordinate to a master lease agreement entered into by BEI Technologies as the lessee. On September 28, 2001, December 20, 2001 and March 28, 2002, the Company executed equipment lease schedules under the general equipment sublease with BEI Technologies. The total value of the scheduled equipment under the sublease agreement was approximately $7.0 million, with an initial lease term of 36 months. Rental payments are due on a quarterly basis and the amount determined by the Company’s level of usage of the equipment, the cost of the equipment and applicable interest. Payment due from OpticNet for the nine months ended June 28, 2003 was approximately $115,000, however the Company has not made payment.

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

In the six months ended September 28, 2002, BEI Technologies advanced an additional $1.8 million to the Company. Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of the Company’s newly authorized nonvoting and nonconvertible Series B Preferred Stock to BEI Technologies, in consideration of the $1.8 million advanced noted above.

The Company received approximately $0.8 million in equity funding from BEI Technologies during the first nine months of fiscal 2003, used for general operating expenses. These monies were advanced by BEI Technologies to the Company on the basis that the Company would in the future issue additional equity securities to BEI

Technologies representing this sum, however BEI Technologies has recently proposed to acquire those outstanding shares of the Company’s common stock not already owned by BEI Technologies, which may mean additional equity is not issued to BEI Technologies by OpticNet.

All of the arrangements outlined above were negotiated by related parties and may not represent transactions at arms length and the Company may not be able to obtain terms as favorable with third parties if and when the arrangements with BEI Technologies come to an end.

During the fiscal quarter ended March 29, 2003, the Company received a letter from BEI Technologies stating that BEI Technologies is interested in acquiring those shares of the Company’s common stock that are not currently owned by that company. See Schedule 13D as filed by BEI Technologies on March 24, 2003. If this transaction is approved, the Company expects that upon acquisition of a sufficient number of OpticNet’s shares of common stock, BEI Technologies would effect a merger of OpticNet with a wholly owned subsidiary of BEI Technologies. OpticNet would accordingly become a subsidiary of BEI Technologies, and its common stock would be deregistered with the Securities and Exchange Commission. The Company expects the aggregate purchase price for all common stock not already owned by BEI Technologies will not exceed $250,000 for the stock.

NOTE 3. NOTE PAYABLE TO RELATED PARTY

During fiscal 2001, the Company entered into a line of credit agreement with BEI Technologies, an investor. Under the terms of the agreement, BEI Technologies has made available to the Company, from time to time, until December 31, 2002, an amount not to exceed at any time the aggregate principle amount of $3.0 million, as amended. The Company’s obligation to repay the loans outstanding was due in full on December 31, 2002, however payment has not been made. As of June 28, 2003, BEI Technologies has not taken action to seek repayment from the Company. If discussions regarding repayment of the loans were to ensue, the Company would seek a further extension of the line of credit from BEI Technologies. During the fiscal quarter ended June 29, 2002, the Company was informed by BEI Technologies that no further advances would be made to the Company under this line of credit beyond the approximately $2.7 million funded as of March 30, 2002 in view of the Company’s inability to obtain outside financing to date and other general indications of investor disaffection with businesses in the telecommunications market. Borrowings outstanding on the line of credit were as follows:

	June 28, 2003	June 29, 2002

Unsecured revolving promissory note from BEI Technologies, at a rate of prime plus 1.5%; 5.5% and 6.3% at June 28, 2003 and June 29, 2002, respectively	$2,656,338	$2,656,338

	$2,656,338	$2,656,338

No interest was paid during the nine months ended June 28, 2003 or in the nine months ended June 29, 2002. Accrued interest expense was approximately $265,000 and $111,000 at June 28, 2003 and June 29, 2002, respectively. The interest payable of approximately $265,000 at June 28, 2003 was recorded as an other related party liability.

NOTE 4. REDUCTION IN FORCE

In April 2002, the Company underwent a reduction in force resulting in eight individuals departing employment with the Company, including engineering, manufacturing and marketing personnel. Severance pay for affected persons was per Company policy, including cash payment and the acceleration of the vesting of options for certain affected individuals. Total cash costs related to the reduction in force of approximately $86,000 was recorded in the fiscal quarter ending June 28, 2002 within research and development expense.

To further reduce costs for the Company in the near term, during July 2002, all of the Company’s remaining 15 employees were released from their employment with the Company and accepted employment with a subsidiary of BEI Technologies, as agreed to by both companies. The Company’s President and Chief Technical Officer have also become employees of this same subsidiary of BEI Technologies, but continue to serve as executive officers of the Company. The Company also has executive officers that are consultants to the Company, or consultants to BEI Technologies who provide services to OpticNet. The services of certain key individuals are expected to continue to be available to the Company on an as needed basis, with reimbursement by the Company to their present employer for the time value of their services. No material severance costs were incurred by the Company as a result of the release of these employees.

NOTE 5. CONTINGENCIES AND LITIGATION

Legal actions may arise in the normal course of business. Management believes that pending legal actions, individually or in the aggregate, will not have a material impact on the Company’s business, financial condition or operating results. In fiscal 2002, the Company was named a codefendant in a dispute with a former employee. Effective July 2003, the parties finalized litigation and the Company recorded its portion of the settlement in accrued expenses and other liabilities at the quarter ended June 28, 2003.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company’s Form 10-K, as amended January 24, 2003, in particular, within the “Risk Factors” section thereof.

See “Critical accounting policies and the use of estimates” for a description of the Company’s critical accounting policies.

Quarters ended June 28, 2003 and June 29, 2002

There were no revenues during the third quarter of fiscal 2003. Revenue during the third quarter of fiscal 2002 was $25,000, reflecting work performed under engineering agreements with unaffiliated customers. The lack of revenue during the current quarter is due to the slow down of demand for new telecommunications equipment components compared to prior periods and the Company’s intentional reduction of operations.

Payments and receivables recorded from customers for the delivery under contracts of prototype units of approximately $22,000 were offset against research and development expense in the statements of operations for the quarter ended June 28, 2003. During the third quarter of fiscal 2003, the Company made prototype deliveries to one customer. There were no prototype deliveries during the third quarter of fiscal 2002.

Selling, general and administrative expenses in the third quarter of fiscal 2003 decreased approximately $166,000 from $432,000 in the same quarter of the prior fiscal year to $266,000. During fiscal 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs. The Company agreed with BEI Technologies that this reduction in operations would lower usage of the Company’s subleased facilities. Accordingly, the annual lease payments to BEI Technologies are now prorated based on the portion of the facilities the Company requires to support work under agreements with its current customers. Prior to the second quarter of fiscal 2002, selling, general and administrative expenses included a quarterly payment of $25,000 made to BEI Technologies for accounting, human resources and other administrative services provided by BEI Technologies pursuant to the Services Agreement between the two companies. Commencing with the second quarter of fiscal 2002, these charges have been waived in light of the Company’s financial position.

Research and development expenses in the third quarter of fiscal 2003 decreased approximately $546,000 from $689,000 in the same quarter of the prior fiscal year to $143,000 for employee compensation and subleased facilities rent. The decrease was primarily due to the Company’s decision to significantly reduce operations to conserve cash.

Interest expense in the third quarter of fiscal 2003 decreased approximately $4,000 from $42,000 in the same quarter of the prior fiscal year to $38,000 due to lower rates on the outstanding balance on the Company’s line of credit agreement with BEI Technologies during the quarter.

Nine Months ended June 28, 2003 and June 29, 2002

There were no revenues during the first nine months of fiscal 2003. Revenues during the first nine months of fiscal 2002 of approximately $113,000 reflected work performed under engineering agreements with two unaffiliated customers. The decrease is due to the Company’s reduced operations in light of the slow down of demand for new telecommunications equipment components and the Company’s intentional reduction of operations. In addition, during the first nine months of fiscal 2003, the Company recorded payments or receivables for deliveries of prototype products to one unaffiliated customer, accounted for as an offset against research and development expense.

Cost of revenues as a percentage of revenues was 50% in the first nine months of fiscal 2002.

Selling, general and administrative expenses during the first nine months of fiscal 2003 decreased approximately $741,000 from $1,200,000 in the comparable period of the prior fiscal year to $459,000. During fiscal 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs. The Company agreed with BEI Technologies that this reduction in operations would lower usage of the Company’s subleased facilities. Accordingly, the annual lease payments to BEI Technologies are now prorated based on the portion of the facilities the Company requires to support work under agreements with its current customers. Prior to the second quarter of fiscal 2002, selling, general and administrative expenses included a quarterly payment of $25,000 made to BEI Technologies for accounting, human resources and other administrative services provided by BEI Technologies pursuant to the Services Agreement between the two companies. Commencing with the second quarter of fiscal 2002, these charges have been waived in light of the Company’s financial position.

Research and development expenses during the first nine months of fiscal 2003 decreased approximately $2,034,000 from $2,409,000 in the comparable period of the prior fiscal year to $375,000. The decrease was primarily due to the Company’s decision to significantly reduce operations to support work under agreements with its current customers.

Interest expense in the first nine months of fiscal 2003 increased approximately $29,000 from $87,000 in the same quarter of the prior fiscal year to $116,000 due primarily to the increased outstanding balance during the period on the Company’s line of credit agreement with BEI Technologies.

Financing from Related Party

Since inception, all operating capital of the Company has been provided by BEI Technologies as debt or equity financing. The Company has been unable to gain outside financing from independent parties to date, in light of the severe downturn in the optical networking industry.

In October 2000, BEI Technologies agreed to provide OpticNet with a line of credit originally established for up to $2.0 million. During fiscal 2002, the line of credit was amended to allow for borrowings up to $3.0 million. During the fiscal quarter ended June 29, 2002, BEI Technologies suspended the availability of advances to the Company under the line of credit, under which amounts outstanding at such time totaled approximately $2.7 million in principal amount, in view of the Company’s inability to obtain outside financing to date and other general indications of investor dissatisfaction with businesses in the telecommunications market. During October 2002, BEI Technologies extended the maturity date of the line of credit to December 31, 2002. BEI Technologies has taken no action to date to seek repayment. If discussions on repayment were to ensue, the Company would seek a further extension from BEI Technologies. In the six months ending September 28, 2002, BEI Technologies provided an additional $1.8 million of financing to the Company, which was advanced with the intent to convert such cash advances into additional equity. Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting and nonconvertible preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of nonvoting and nonconvertible Series B Preferred Stock to BEI Technologies, in consideration of the $1.8 million advanced during the third and fourth quarters of fiscal 2002.

The Company received approximately $0.8 million in equity funding from BEI Technologies during the first nine months of fiscal 2003, used for general operating expenses. These monies were advanced by BEI Technologies to the Company on the basis that the Company would in the future issue additional equity securities to BEI Technologies representing this sum, however BEI Technologies has recently proposed to acquire those outstanding shares of the Company’s common stock not already owned by BEI Technologies, which may mean additional equity is not issued to BEI Technologies by OpticNet.

During the fiscal quarter ended March 29, 2003, the Company received a letter from BEI Technologies stating that BEI Technologies is interested in acquiring those shares of the Company’s common stock that are not currently owned by that company. See Schedule 13D as filed by BEI Technologies on March 24, 2003. If this transaction is approved, the Company expects that upon acquisition of a sufficient number of OpticNet’s shares of common stock, BEI Technologies would effect a merger of OpticNet with a wholly owned subsidiary of BEI Technologies. OpticNet would accordingly become a subsidiary of BEI Technologies, and its common stock would be deregistered with the Securities and Exchange Commission. The Company expects the aggregate purchase price for all common stock not already owned by BEI Technologies will not exceed $250,000 for the stock.

Pursuant to the facilities sublease agreement, equipment sublease agreement and the Services Agreement described above, payments due to BEI Technologies were as follows:

				Period from
	Fiscal Year Ended	Quarter Ended	Nine Months Ended	February 23, 2000
	September 28,	June 28,	June 28,	(inception) to
	2002	2003	2003	June 28, 2003

Subleases
Facilities sublease	$134,585	$4,489	$14,361	$371,001
Equipment sublease	660,449	29,668	115,124	775,573

Total amounts financed under subleases	795,034	34,157	129,485	1,146,574
Intercompany services charges	50,000	—	—	125,000

Total payments due	$845,034	$34,157	$129,485	$1,271,574

Recent Developments

On July 1, 2003, OpticNet entered into an Agreement and Plan of Merger with BEI Technologies pursuant to which a wholly owned subsidiary of BEI Technologies will commence a tender offer to purchase all of the outstanding shares of OpticNet common stock not currently owned by BEI Technologies for $0.04 per share in cash. The tender offer is conditioned upon, among other things, at least a specified minimum number of shares outstanding being tendered and not withdrawn. If completed, the tender offer will be followed by a merger in which each share of OpticNet common stock not purchased in the tender offer will be converted into the right to receive $0.04 per share in cash. The Company expects the aggregate purchase price for all common stock not already owned by BEI Technologies will not exceed $250,000 for the stock. See Note 2 for a further description of the tender offer.

Liquidity and Capital Resources

During the first nine months of fiscal 2003, total cash used by operations was approximately $755,000. Cash provided by operations included the positive impact of non-cash charges from depreciation and amortization of $15,000. In addition, positive impacts to cash resources resulted primarily from an increase in customer funded research and development liability of approximately $73,000, as well as increases in accounts payable and accrued expenses and other liabilities of $32,000 and $136,000, respectively. These cash inflows were offset primarily by an increase in receivables from prototype deliveries of approximately $59,000 and a net loss of $950,000. Cash provided by financing activities consisted of net proceeds from equity funding from a related party of approximately $775,000. The funding was used to support daily operations and product development.

If the Company continues as a going concern, the Company anticipates incurring substantial additional losses over at least the next several years. Since inception, the Company has incurred recurring operating losses and negative cash flows from operations. As of June 28, 2003, the Company had an accumulated deficit of $6.8 million. After extensive discussions with prospective outside investors throughout fiscal 2002, during March 2002 the Company became aware that none of these discussions would result in near term equity financing for the Company. As of March 30, 2002, the Company was advised by BEI Technologies that, in view of the Company’s inability to obtain outside financing to date and other general indications of investor disaffection with businesses in the telecommunications market, further debt financing would not be provided by BEI Technologies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In the first quarter of fiscal 2003, the Company issued nonvoting preferred stock to BEI Technologies in consideration of cash amounts advanced in the third and fourth quarters of fiscal 2002. As of the end of the Company’s March 30, 2002 fiscal quarter, management determined that the Company would not have sufficient financing for the remainder of its 2002 fiscal year without modifying the Company’s business plan, implementing strict cost-cutting measures and additional financing was obtained. Therefore, management and the Company’s board of directors reduced the level of spending by the Company for research and development and facility and equipment expenditures and to reduce operations to a level that will solely support the current customer base. The Company intends to continue to operate in such a scaled back manner until additional outside financing is available or other prospects are realized by the Company. On July 1, 2003, OpticNet entered into an Agreement and Plan of Merger with BEI Technologies, pursuant to which BEI Technologies intends to make a cash offer to OpticNet’s common stock holders to purchase their shares for $0.04 per share, followed by a merger of OpticNet with a subsidiary of BEI Technologies.

In April 2002, the Company underwent a reduction in force resulting in eight individuals terminating employment with the Company, including engineering, manufacturing and marketing personnel. Severance pay for affected persons was per Company policy, including cash payment and the acceleration of the vesting of options for certain affected individuals. Total cash costs related to the reduction in force of approximately $86,000 was recorded in the fiscal quarter ending June 29, 2002. No costs related to the reduction in force were recorded in the first nine months of fiscal 2003.

To further reduce costs for the Company in the near term, during July 2002, all of the Company’s remaining 15 employees were released from their employment with the Company and accepted employment with a subsidiary of BEI Technologies, as agreed to by both companies. The Company’s President and Chief Technical Officer have also become employees of this same subsidiary of BEI Technologies, but continue to serve as executive officers of the Company. The Company also has executive officers that are consultants to the Company, or consultants to BEI Technologies who provide services to OpticNet. The services of certain key individuals are expected to continue to be available to the Company on an as needed basis, with reimbursement by the Company to their present employer for the time value of their services. No material severance costs were incurred by the Company as a result of the release of these employees.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company’s operations.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company reviews the accounting policies used in reporting its financial results on a regular basis. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates. Results may differ from these estimates due to actual outcomes being different from those on which the Company based its assumptions. The Company believes the following critical accounting policies affect significant judgments and estimates used in the preparation of its financial statements.

Allowance for Doubtful Accounts

The Company continuously monitors collections and payments from its customers and from time to time maintains allowances for doubtful accounts based upon historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within management’s expectations, there can be no assurance that the Company will continue to experience the same relative level of credit losses that it has in the past. In addition, the Company’s revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of the Company’s accounts receivable and future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If, at the time revenue is recognized, the Company determines that collection of a receivable is not reasonably assured, the revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

Litigation

The Company reserves for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially different than the amounts reserved. See Note 5 for a further description of litigation.

Environmental Matters

The Company reserves for known environmental claims, of which there are none to date, when payments associated with the claims become probable and the costs can be reasonably estimated. The Company’s environmental reserves, for all periods presented, are recorded at the expected payment amount. The actual cost of resolving environmental issues may be higher than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations.

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Under these guidelines, revenue recognition is deferred on transactions where (i) persuasive evidence of an arrangement does not exist, (ii) revenue recognition is contingent upon performance of one or more obligations of the Company, (iii) the price is not fixed or determinable or (iv) payment is not reasonably assured.

To date, the Company has not recognized revenue related to non-prototype product offerings. All revenue recognized to date consists of engineering work performed under engineering agreements with unaffiliated customers. Revenue for this engineering work is recognized based on customer acknowledgement of the achievement of milestones in the engineering agreement.

Research and Development Expense

The Company’s products are highly technical in nature and require a significant level of research and development effort. Research and development costs are charged to expense as incurred in accordance with FAS No. 2, “Accounting for Research and Development Costs.” Payments and receivables recorded from customers for the delivery under contracts of prototype units are offset against research and development expense in the statements of operations in the respective period.

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

Accrued Expenses and Other Liabilities

The Company records liabilities for services or products received in the period in which the benefit was recognized. Due to the difficulty in estimating costs of these services or products received, actual costs may be substantially different than the amounts recorded.

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

The Company believes that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company’s Form 10-K, as amended January 24, 2003, under the heading corresponding to that set forth above. The Company’s exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as a portion of the Company’s cash equivalents are in short term debt securities issued by corporations. The Company’s cash equivalents are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company’s short term investments, the Company believes that it is not subject to any material market risk exposure. The Company does not have any foreign currency or other derivative financial instruments.

Item 4. CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under the Securities Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

OPTICNET, INC.
(a development stage company)

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Numbers	Description	Footnote

99.1	President Certification Pursuant to 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
99.2	CFO Certification Pursuant to 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
(b)	Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 28, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2003.

OpticNet, Inc.

By: /s/ Gary D. Wrench

Gary D. Wrench Chief Financial Officer

CERTIFICATION OF
PRESIDENT

I, Gerald D. Brasuell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OpticNet, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated August 8, 2003

/s/ Gerald D. Brasuell Gerald D. Brasuell President

CERTIFICATION OF
CHIEF FINANCIAL OFFICER

I, Gary D. Wrench, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OpticNet, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated August 8, 2003

/s/ Gary D. Wrench Gary D. Wrench Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

32.1	President Certification Pursuant to 18 U.S.C 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to 18 U.S.C 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002